Form 10-Q
period 1995-09-30
FIRST CITIZENS FINANCIAL CORP
filed 1995-11-14
CIK 846869

--------------------------------------------------------------------------------


                      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                          FORM 10-Q

(Mark one):    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

                                                        or

               / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from         to
                               Commission file number 0-17912

                           FIRST CITIZENS FINANCIAL CORPORATION
                 (Exact name of registrant as specified in its charter)

           Delaware                                 52-1638667
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


22 Firstfield Road, Gaithersburg, Maryland             20878
 (Address of principal executive offices)             Zip Code


       Registrant's telephone number, including area code:  (301) 527-2400

                             -------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes /X/    No

        Number of shares of the registrant's common stock, par value $.01 per share, outstanding as of November 3, 1995: 2,622,550

--------------------------------------------------------------------------------

                 FIRST CITIZENS FINANCIAL CORPORATION
                             AND SUBSIDIARY

                               FORM 10-Q

                                 INDEX


Part I      Financial Information                                           Page

Item 1      Financial Statements of First Citizens Financial
              Corporation and Subsidiary:

            Unaudited Consolidated Statements of Financial Condition
              as of September 30, 1995 and December 31, 1994............       3

            Unaudited Consolidated Statements of Income for the
              three and nine months ended September 30, 1995 and 1994...       4

            Unaudited Consolidated Statements of Cash Flows for
              the nine months ended September 30, 1995 and 1994.........       5

            Unaudited Notes to Unaudited Consolidated Financial
              Statements as of and for the nine months ended
              September 30, 1995 and 1994...............................       7

Item 2            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................       9

Part II           Other Information

Item 6            Exhibits and Reports on Form 8-K......................      17

                  Signature Page........................................      18

                  Exhibit Index.........................................      19

                         FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                      Unaudited Consolidated Statements of Financial Condition
                           (Dollars in thousands, except per share data)

                                                                                           September 30,          December 31,
                                                                                               1995                   1994
Assets
Cash and cash equivalents..............................................................  $     7,774           $      7,828
Securities available-for-sale, at estimated fair value.................................       32,991                  7,030
Securities held-to-maturity, net (estimated fair value of $80,203
  at September 30, 1995 and $74,159 at December 31, 1994)..............................       80,197                 77,850
Loans receivable, net of allowance for losses of $6,399 and $6,244
  at September 30, 1995 and December 31, 1994, respectively............................      428,647                425,090
Loans held for sale, net, at lower of cost or market...................................       10,156                  9,418
Stock in the Federal Home Loan Bank of Atlanta, at cost................................        3,607                  3,556
Real estate owned, net of allowance for losses of $1,709 and $1,582
  at September 30, 1995 and December 31, 1994, respectively............................       17,432                 14,826
Real estate ventures, net of allowance for losses of $1,398 at
  September 30, 1995 and December 31, 1994,............................................        2,441                  2,355
Accrued interest and dividends receivable..............................................        3,323                  2,777
Office properties and equipment, net...................................................        2,729                  2,787
Income taxes receivable................................................................          156                    439
Deferred income taxes, net ............................................................        1,889                  1,264
Prepaid expenses and other assets......................................................        6,366                  3,068
                                                                                           ---------              ---------
     Total Assets                                                                          $ 597,708             $  558,288
                                                                                             =======                =======

Liabilities
Deposit accounts.......................................................................    $ 472,592              $ 457,007
Advances from the Federal Home Loan Bank of Atlanta....................................       73,640                 60,290
Advance payments by borrowers for taxes and insurance..................................        1,409                  2,341
Accrued interest payable...............................................................          244                    211
Accounts payable and accrued expenses..................................................       12,631                  4,403
                                                                                           ---------               --------
     Total Liabilities.................................................................      560,516                524,252
                                                                                             -------                -------

Stockholders' Equity
Preferred stock, $.01 per share par value, 2,000,000 shares authorized,
  none issued and outstanding..........................................................           --                     --
Common stock, $.01 per share, par value, 8,000,000 shares authorized,
  2,622,550 and 2,348,209 shares issued and outstanding at
  September 30, 1995 and December 31, 1994, respectively...............................           26                     23
Additional paid-in capital.............................................................       22,231                 18,269
Retained earnings -- substantially restricted..........................................       14,815                 15,744
Unrealized net holding gains on available-for-sale portfolio, net of taxes.............          120                     --
                                                                                          ----------           ------------
     Total Stockholders' Equity........................................................       37,192                 34,036
                                                                                            --------               --------
      Total Liabilities and Stockholders' Equity                                           $ 597,708              $ 558,288
                                                                                             =======                =======

See accompanying notes to consolidated financial statements.

                       FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                            Unaudited Consolidated Statements of Income
                               (In thousands except per share data)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                        September 30,
                                                                      1995               1994            1995        1994
                                                                      ----               ----            ----        ----
Interest Income
    Mortgage loans.................................................  $  8,118         $ 7,284       $ 24,325     $   20,849
    Other loans....................................................       994             742          2,849          2,069
    Securities.....................................................     1,819           1,343          4,723          4,134
    Real estate ventures...........................................        54               7            189             67
    Other interest.................................................        14              15             65            119
                                                                    ---------        --------     ----------     ----------
        Total interest income......................................    10,999           9,391         32,151         27,238
                                                                       ------           -----         ------         ------
Interest expense
    Deposit accounts...............................................     5,746           4,427         16,215         12,909
    Advances from the FHLB of Atlanta..............................       948             632          2,700          1,759
    Capitalized interest...........................................       (36)            (96)          (115)          (318)
                                                                      -------          ------      ---------        -------
        Total interest expense.....................................     6,658           4,963         18,800         14,350
                                                                       ------           -----         ------        -------
Net interest income................................................     4,341           4,428         13,351         12,888
     (Recovery of) provision for loan losses                              (48)           ( 58)           202           (180)
                                                                      -------         -------        -------        -------
Net interest income after (recovery of) provision
    for loan losses................................................     4,389           4,486         13,149         13,068
                                                                       ------           -----        -------        -------
Other income
    Loan fees and service charges..................................        73             137            270            446
    Servicing fee income, net......................................        84              54            210            172
    Gain on sale of loans..........................................       191              41            341            499
    Gain on sale of securities.....................................        --              66             45            124
    Savings service charges........................................       235             190            659            535
    Other..........................................................       183              72            385            220
                                                                      -------         -------       --------       --------
       Total other income..........................................       766             560          1,910          1,996
                                                                      -------          ------        -------        -------
Operating expense
    Compensation and employee benefits.............................     1,838           1,994          5,700          5,610
    Occupancy......................................................       315             260            912            765
    Advertising and promotion......................................        92              81            376            297
    Federal insurance premiums and assessments.....................       300             330            954            990
    Equipment, maintenance and data processing.....................       290             287            919            886
    Professional services..........................................       200             183            567            505
    (Gain) loss from real estate, net..............................        42             (50)           161            832
    Other..........................................................       437             318          1,183            932
                                                                      -------          ------        -------       --------
        Total operating expense....................................     3,514           3,403         10,772         10,817
                                                                       ------           -----         ------         ------
Income before income taxes.........................................     1,641           1,643          4,287          4,247
Income tax expense ................................................       597             556          1,342          1,436
                                                                      -------         -------        -------        -------
Net income.........................................................  $  1,044        $  1,087     $    2,945      $   2,811
                                                                       ======          ======        =======        =======
Earnings per common and common equivalent
     share (note 3)................................................  $    .36        $    .38     $     1.03     $     1.00
                                                                     ========         =======       ========       ========

See accompanying notes to consolidated financial statements.

                         FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                           Unaudited Consolidated Statements of Cash Flows
                                           (In thousands)

                                                                                             Nine Months Ended
                                                                                              September 30,
                                                                                         1995               1994

Operating activities
Net income.........................................................................  $    2,945       $    2,811
Adjustments to reconcile net income to net cash provided by
     operating activities:
  Provision for losses on assets...................................................         331              895
  Amortization of loan fees, premiums, discounts and deferred
     interest......................................................................        (794)            (576)
  Loans originated for resale......................................................     (26,605)         (24,618)
  Sale of loans originated for resale..............................................      25,008           33,349
  Repayments of loans held for sale................................................         878            3,227
  (Increase) decrease in accrued interest receivable and other assets..............       1,151           (1,317)
  Dividends received in stock in FHLB of Atlanta ..................................         (51)             (44)
  Depreciation and amortization of office properties and equipment.................         293              365
  Increase in accrued interest payable and other liabilities.......................       3,140            4,885
  Income taxes recoverable.........................................................         283              173
  Tax refund received..............................................................         --                11
  (Increase) decrease in deferred income taxes, net................................        (699)           1,213
  Other............................................................................           5               (2)
                                                                                    -----------      ------------
     Net cash provided by operating activities.....................................       5,885           20,372
                                                                                        -------         --------

Investing activities
Loan principal repayments..........................................................      68,669           71,595
Loans originated...................................................................     (76,768)        (112,603)
Loans sold.........................................................................          36              --
Loans purchased....................................................................         --            (1,075)
Loan fees, discounts and interest income deferred..................................          44              845
Purchase of securities available-for-sale, net.....................................     (29,250)          (4,997)
Proceeds from sale of securities available-for-sale, net...........................         --            11,193
Securities available-for-sale principal repayments.................................       1,781            9,127
Maturity of securities available-for-sale..........................................       1,000              --
Purchase of securities held-to-maturity, net.......................................      (6,122)         (26,715)
Securities held-to-maturity principal repayments...................................       2,665            6,735
Maturity of securities held-to-maturity............................................       7,009              --
Capitalized additions to and purchases of real estate owned........................      (2,264)          (6,531)
Proceeds from sale of real estate owned, gross.....................................       4,488           11,768
Investments in and advances to real estate ventures................................         (86)            (316)
Repayment of investments in and advances to real estate ventures ..................         --                73
Net additions to office properties and equipment...................................        (235)            (442)
                                                                                     ----------        ---------
   Net cash used in investing activities...........................................     (29,033)         (41,343)
                                                                                       --------          -------

                        FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                    Unaudited Consolidated Statements of Cash Flows (Continued)
                               (In thousands, except per share data)


                                                                                               Nine Months Ended
                                                                                                September 30,
                                                                                             1995            1994
Financing activities
Net decrease in deposits with maturities of three months or less...................         (17,344)         (10,796)
Increase in deposits with greater than three months maturity.......................         789,835          174,861
Withdrawals of deposits with greater than three months maturity....................        (756,906)        (157,932)
Advance payments by borrowers for taxes and insurance, net.........................            (932)            (497)
Proceeds from FHLB of Atlanta advances.............................................         154,140           65,960
Repayments of FHLB of Atlanta advances.............................................        (145,790)         (50,910)
Net proceeds from exercise of stock options........................................              99               19
Other..............................................................................              (8)              (5)
                                                                                        -----------      -----------
  Net cash provided by financing activities........................................          23,094           20,700
                                                                                           --------         --------
  Decrease in cash and cash equivalents............................................             (54)            (271)
  Cash and cash equivalents at beginning of period ................................           7,828           10,689
                                                                                          ---------          -------
  Cash and cash equivalents at end of period.......................................    $      7,774       $   10,418
                                                                                          =========          =======

 Supplemental information
Interest paid on deposits and borrowed funds.......................................    $       4,022      $    2,914
Charge-offs net of recoveries......................................................               47           2,370
Loans to facilitate the sale of real estate owned..................................            1,291           3,915
Income tax payment ................................................................            1,757              51
Change in unrealized net holding gains on available-for-sale
  portfolio, net of taxes..........................................................              120             519
Stock dividend (note 3)............................................................            3,874           1,441
Securities available-for-sale transferred to held-to-maturity
  portfolio .......................................................................            5,843           9,950
Loans transferred to real estate owned at fair value...............................            6,244           2,913











See accompanying notes to consolidated financial statements.

                FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY

          Unaudited Notes to Unaudited Consolidated Financial Statements As of and for the Nine Months Ended September 30, 1995 and 1994

1)       Basis of Presentation

   On August 2, 1989, First Citizens Financial Corporation's ("First Citizens Financial") formation as the holding company of Citizens Savings Bank F.S.B. ("Citizens" or the "Bank") was completed. On that date, each outstanding share of common stock of Citizens was converted automatically into one share of common stock of First Citizens Financial and Citizens became a wholly-owned subsidiary of First Citizens Financial.

   The consolidated financial statements include the accounts of Citizens and its wholly-owned subsidiaries and of First Citizens Financial. First Citizens Financial and its wholly-owned subsidiary are referred to collectively as the "Company".

   The financial statements as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994 are unaudited but in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 1995 and the results of consolidated operations for the three and nine months ended September 30, 1995 and 1994 and consolidated cash flows for the nine months ended September 30, 1995 and 1994. The consolidated statement of financial condition as of December 31, 1994 is derived from audited financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report and Form 10-K.

   The results of consolidated operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1995.

   Certain   amounts  for  1994  have  been   reclassified  to  conform  to  the
presentation for 1995.

2)       Impaired Loans

   Effective January 1, 1995, the Company adopted, on a prospective basis, Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, which was issued in May 1993, and No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, an Amendment of FASB Statement No. 114, which was issued in October 1994. Under SFAS 114, a loan is impaired when, based on all current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the agreement, including all scheduled principal and interest payments. SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price, or, if the loan is collateral-dependent, the fair value of the collateral. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. In addition, SFAS 114 changes the method of accounting for loans for which foreclosure is probable and requires that such impaired loans be accounted for as loans.

   The Bank evaluates each impaired real estate loan individually to determine the income recognition policy. Generally, payments received are applied in accordance with the contractual terms of the note or as a reduction of principal.

   At September 30, 1995, the Bank had impaired real estate loans with a carrying value of $3.7 million. There were no specific reserves for losses on such impaired loans. The average recorded investment in impaired real estate loans for the nine months ended September 30, 1995 was $6.3 million. The Bank recognized interest income of $24,000 on its impaired loans for the nine months ended September 30, 1995. Properties reported as in-substance foreclosures and selected expense amounts at September 30, 1994 have been reclassified to loans to conform to the presentation for 1995.

3)       Earnings Per Share

   On April 21, 1995, the Board of Directors declared a 10% stock dividend which was distributed on June 5, 1995 to stockholders of record on May 5, 1995. Average shares outstanding and all per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

   Earnings per share for the three and nine months ended September 30, 1995 were determined by dividing net income by 2,876,538 and 2,858,761, the weighted average number of shares outstanding during these periods, respectively (as adjusted for the 10% stock dividend). Earnings per share for the three and nine months ended September 30, 1994 were determined by dividing net income by 2,839,799 and 2,815,952, the weighted average number of shares outstanding during these periods, respectively (as adjusted for the 10% stock dividend). Outstanding shares also include common stock equivalents which consist of outstanding stock options, if such options are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

                FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                               RESULTS OF OPERATIONS

  (Dollars in the tables in thousands)

   This discussion and analysis includes a description of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (September 30, 1995 compared to December 31, 1994)

   Total assets increased by $39.4 million, or 7.1%, at September 30, 1995 compared to December 31, 1994. Such increase was primarily due to increases of $28.3 million in securities and $4.3 million in loans. Real estate owned increased by $2.6 million, net.

   The following table sets forth the amounts of the Bank's nonperforming assets by category at the dates indicated:

                                                      September 30, 1995                December 31, 1994
                                                                   No. of  loans                        No. of loans
                                                   Amount           or projects          Amount          or projects
Nonaccrual loans:
 Construction - Commercial land...............     $    --               --              $  9,349              1
 Other nonconstruction loans..................       1,668               14                   530              8
                                                   -------              ---              --------            ---
   Total nonaccrual loans.....................       1,668               14                 9,879              9
                                                   -------              ---               -------            ---
Real estate venture...........................         940                1                   939              1
                                                  --------              ---              --------            ---
Real estate owned:
 Residential land.............................       8,635                3                11,565              3
 Residential construction.....................       1,726                1                 1,841              1
 Residential property.........................         237                1                    --             --
 Commercial land..............................       8,544                4                 2,825              3
 Commercial office building...................          --               --                   177              1
                                                  --------              ---              --------            ---
    Total real estate owned...................      19,142                9                16,408              8
                                                    ------              ---                ------            ---
Total nonperforming assets, gross.............      21,750               24                27,226             18
                                                                         ==                                   ==
   Specific loss reserves.....................       2,651                                  2,521
                                                   -------                                -------
Total nonperforming assets, net...............    $ 19,099                              $  24,705
                                                    ======                                 ======
Total nonperforming assets, net, as a
   percentage of total assets.................         3.2%                                   4.4%
                                                    ======                                 ======
Total loss reserves as a percentage of
   total nonperforming assets, gross..........        44.3%                                  34.3%
                                                    ======                                 ======
Troubled debt restructurings, net (a).........   $   5,475                3             $   2,813             2
                                                    ======              ===                ======           ===
Performing loans greater than 90 days
  past maturity   ............................  $      915                7             $      59             2
                                                    ======              ===                ======           ===

(a) Includes $2.9 million in investments in and advances to real estate ventures.

   During the nine months ended September 30, 1995, the Bank's nonperforming assets, net decreased by $5.6 million. The primary causes of the decrease were sales of real estate owned properties amounting to $5.3 million and repayments of $1.5 million on nonaccrual assets. Offsetting increases include costs capitalized on several real estate projects being developed to permit their sale and ten new nonperforming loans. During April 1995, the Bank received $.8 million in proceeds from the sale by the borrower of one of the commercial land lots securing the $9.3 million nonaccrual construction loan included in the above table at December 31, 1994. These monies were applied to reduce the outstanding principal balance of the loan to $8.6 million. During May 1995, the loan was restructured and the Bank received commercial lots with a fair value of $6.0 million in lieu of cash payment. The remaining loan balance is to be repaid by May 1997 and is reported as a troubled debt restructuring at September 30, 1995. Troubled debt restructurings at September 30, 1995 also included a real estate venture amounting to $2.9 million which has negotiated a deferred interest repayment plan with the Bank.

   At September 30, 1995, there was one loan (amounting to $127,000) with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security property caused management to have serious doubts regarding the ability of the borrowers to comply with the present loan repayment terms and which may result in the future inclusion of such loan in nonperforming assets.

   In accordance with applicable Office of Thrift Supervision ("OTS") regulations, the Bank regularly reviews assets in its portfolio to determine whether any asset requires classification. On the basis of such review, the following assets, which include all of the nonperforming assets in the previous table, were classified at the dates indicated:

                                             September 30,        December 31,
                                                 1995                 1994
   Classified:
    Substandard..........................     $ 25,037              $ 30,379
    Doubtful.............................          226                   354
    Loss.................................        3,137                 2,999
                                               -------               -------
                                                28,400                33,732
    Specific loss reserves...............       (3,137)               (2,999)
                                                ------                ------
    Classified assets, net...............     $ 25,263              $ 30,733
                                                ======                ======

    The Bank also identified assets which possess credit deficiencies or potential weaknesses deserving management's close attention as "special mention". These assets totaled $24.4 million at September 30, 1995 compared to $23.9 million at December 31, 1994.

    An allowance for losses on loans is established through a provision for loan losses based upon management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers, among other factors, the estimated net realizable value of the underlying collateral, current economic conditions and historical loan loss experience. While management uses available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

    The Bank provided an additional $202,000 for potential loan losses during the nine months ended September 30, 1995 and incurred $47,000 of net charge-offs during the period.

    The Bank also establishes allowances for losses on real estate owned based upon their fair values and allowances for investments in and advances to real estate ventures based upon their net realizable values. The Bank provided $129,000 for additional losses on real estate owned during the nine months ended September 30, 1995. There were no additional provisions for possible losses on real estate ventures during the period. The valuations of real estate owned properties and investments in and advances to real estate ventures are reviewed periodically and updated as necessary based on the Bank's expectations of holding periods, leasing or sales activity, and other changes in market conditions.

    Management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.

    The Bank had unrealized gains of $275,000 and unrealized losses of $28,000 on its securities available-for-sale portfolio at September 30, 1995. The amortized cost of this portfolio was $32.7 million at that date. There were unrealized gains amounting to $.5 million and unrealized losses of $.5 million on the securities held-to-maturity portfolio at September 30, 1995. The amortized cost of this portfolio was $80.2 million at at that date.

    Deposits, before interest was credited, increased by $.7 million, or .2%, during the nine months ended September 30, 1995. Deposits, including interest credited, increased by $15.6 million, a 3.4% increase. Also during the nine months ended September 30, 1995, advances from the Federal Home Loan Bank increased $13.4 million, or 22.1%. Federal Home Loan Bank advances had an average interest rate of 5.9% at September 30, 1995.

    At September 30, 1995, stockholders' equity totaled $37.2 million, or 6.2% of total assets, and included $120,000 of net unrealized holding gains, net of taxes, on securities available-for-sale under SFAS No. 115. At September 30, 1995, the Bank exceeded the currently applicable core, tangible and risk-based capital requirements by $18.1 million, $27.0 million and $10.6 million, respectively. Based on its regulatory capital position as of that date, the Bank met the "well capitalized" criteria under OTS regulations. See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

    General.  Net interest  income,  after  recovery of loan  losses,  decreased
$97,000, or 2.2%, when compared to 1994. There was a $1.6 million, or 17.1%, increase in interest income which was offset by a $1.7 million, or 34.2%, increase in interest expense. Recovery of loan losses decreased $10,000. Other income increased by $206,000, or 36.8%, and operating expenses increased by $111,000, or 3.3%, during the three months ended September 30, 1995 compared to the same period in the prior year.

Pretax income amounted to $1.6 million in each of the three month periods ended September 30, 1995 and 1994. The Company recorded net income of $1.0 million, or $.36 per share, for the three months ended September 30, 1995 as compared to net income of $1.1 million or $.38 per share, for the three months ended September 30, 1994.

    Net Interest Income. The Company's net interest income, before recovery of loan losses, decreased $87,000, or 2.0%, during the three months ended September 30, 1995 as compared to the same period of 1994. Interest income on loans increased by $1.1 million, or 13.5%, primarily due to a $35.0 million increase in average outstanding balances. Average yields increased from 7.8% to 8.2% during the three months ended September 30, 1995 compared to the same period in the prior year. Interest income on securities increased by $476,000 as a result of an increase in average yields from 5.9% to 6.7% and a $18.7 million increase in average balances. Interest income on real estate ventures increased during the three months ended September 30, 1995 compared to the same period in the prior year primarily due to construction and lease of an additional building during late 1994. The Bank has renegotiated the current interest due on its remaining real estate venture and interest due in excess of the amount received is deferred.

    Interest on deposits increased $1.3 million, or 29.8%, primarily due to an increase in average rates paid on deposits from 4.0% to 4.8%. Average outstanding balances increased $30.3 million. Interest on borrowed funds increased $316,000 due to an increase in average rates paid from 4.9% to 5.8% and a $12.9 million increase in average outstanding balances.

    Recovery of Loan Losses. During third quarter of 1995, the Company recovered $48,000 from the provision for loan losses compared to a recovery of $58,000 during the third quarter of 1994. Management of the Bank believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

    Other Income. Total other income increased $206,000, or 36.8%, during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Loan fees and service charges decreased $64,000 due to lower extension and release fees collected in 1995. The Company realized gains amounting to $191,000, an increase of $150,000 from 1994, on the sale of mortgage loans originated for sale by First Citizens Mortgage Corporation ("FCMC"), the Bank's mortgage banking subsidiary. FCMC experienced increased gains on sales of loans originated for sale due to increased originations of such loans caused by decreased interest rates during the third quarter of 1995. Also, during the third quarter of 1995, the Company realized a gain of $107,000 on the sale of a former branch site.

    Operating Expense. Operating expense increased by $111,000, or 3.3%, during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Compensation and employee benefits decreased $156,000 because the Bank implemented a pension plan for directors during the third quarter of 1994. No such cost was incurred in 1995. The increase in occupancy expense was primarily due to costs associated with the Bank's new administrative offices. Loss from real estate increased by $92,000 primarily because net operating expense of real estate owned increased as a result of legal expenses incurred on real estate owned. Provisions for losses on real estate owned and real estate ventures during the three months ended September 30, 1995 amounted to $48,000 compared to provisions during the three months ended September 30, 1994 of $236,000.

    Income Taxes. For the quarters ended September 30, 1995 and 1994, the Company's effective tax rate was less than the statutory tax rate due to recoveries of the valuation allowance on deferred tax assets. When SFAS No. 109 Accounting for Income Taxes was adopted during the first quarter of 1993, the Company established a valuation allowance for the excess of deferred tax assets over taxable income available in carryback years and future reversals of existing taxable temporary differences. The Company was able to recover $36,000 and $60,000 of the valuation allowance during the quarters ended September 30, 1995 and 1994, respectively. Amounts recovered reduce income tax expense for financial statement purposes and the valuation allowance is correspondingly reduced.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

    General. Net interest income, after provision for (recovery of) loan losses, increased $81,000, or .6%, when compared to 1994. There was a $4.9 million, or 18.0%, increase in interest income which was partially offset by a $4.5 million, or 31.0%, increase in interest expense. Provision for loan losses increased $382,000. Other income decreased by $86,000, or 4.3%, and operating expenses decreased by $45,000, or .4%, during the nine months ended September 30, 1995 compared to the same period in the prior year. The Company recorded net income of $2.9 million, or $1.03 per share, for the nine months ended September 30, 1995 as compared to net income of $2.8 million, or $1.00 per share, for the nine months ended September 30, 1994.

    Net Interest Income. The Company's net interest income, before provision for (recovery of) loan losses, increased $463,000, or 3.6%, during the nine months ended September 30, 1995 as compared to the same period of 1994. Interest income on loans increased by $4.3 million, or 18.6%, primarily due to a $51.9 million increase in average outstanding balances. Average yields increased from 7.8% to 8.1% during the nine months ended September 30, 1995 compared to the same period in the prior year. Interest income on securities increased by $.6 million which was primarily due to an increase in average yields from 5.8% to 6.6% during the nine months ended September 30, 1995 compared to the same period in the prior year. Average outstanding balances increased $1.1 million. Interest income on real estate ventures increased during the nine months ended September 30, 1995 compared to the same period in the prior year primarily due to construction and lease of an additional building during late 1994. The Bank has renegotiated the current interest due on the remaining real estate venture and interest due in excess of the amount received is deferred.

    Interest on deposits increased $3.3 million, or 25.6%, primarily due to an increase in average rates paid on deposits from 4.0% to 4.7%. Average outstanding balances increased $27.7 million. Interest on borrowed funds increased $.9 million due to an increase in average rates paid from 4.7% to 5.8% and a $12.1 million increase in average outstanding balances.

    Provision for (Recovery of) Loan Losses. During the first three quarters of 1995, the Company increased the provision for loan losses by $202,000. During the first three quarters of 1994, the Company reduced the provision for loan losses by a net of $180,000. As part of the supervisory agreement entered into on December 12, 1991 as a result of the Bank's high level of classified assets, the Bank agreed to maintain general valuation allowances of at least $8.5 million. Based on the progress that the Bank made in reducing its level of classified assets, on March 3, 1994, the OTS terminated the minimum valuation allowance requirement and required that the Bank maintain adequate loss reserves. Management of the Bank believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

    Other Income. Total other income decreased $86,000, or 4.3%, during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Loan fees and service charges decreased $176,000 due to lower extension fees and late charges collected in 1995. The Company realized gains amounting to $341,000, a decrease of $158,000 from 1994, on the sale of mortgage loans originated for sale by FCMC. FCMC experienced decreased gains on sales of loans originated for sale due to decreased originations of such loans caused by increased interest rates during the first half of 1995. Other income also increased as a result of increased charges on deposit accounts and profits recognized on the sale of a former branch site.

    Operating Expense. Operating expense decreased by $45,000, or .4%, during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Compensation and employee benefits increased $90,000 due to additions to staffing which occurred in 1994, increased bonus accrual and directors' fees and pension expense. The increase in occupany expense was primarily due to costs associated with the Bank's new administrative offices. Loss from real estate decreased by $.7 million because provisions for losses on real estate owned and real estate ventures during the nine months ended September 30, 1995 amounted to $129,000 compared to provisions during the nine months ended September 30, 1994 of $1.1 million. Net operating expenses of real estate owned increased as a result of sales of all remaining commercial operating properties in 1994 and legal expenses incurred on real estate owned .

    Income Taxes. For the periods ended September 30, 1995 and 1994, the Company's effective tax rate was less than the statutory tax rate primarily due to recoveries of the valuation allowance on deferred tax assets, as discussed above. The Company was able to recover $156,000 of the valuation allowance during the nine months ended September 30, 1995 and $210,000 during the nine months ended September 30, 1994. Additionally, income tax expense during the nine months ended September 30, 1995 was reduced by the tax effects of the exercise of non-incentive stock options by former employees.

LIQUIDITY AND CAPITAL RESOURCES

    Under current regulations, a savings association, such as the Bank, generally is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. The Bank is in compliance with this requirement. At September 30, 1995, the Bank had outstanding loan commitments totaling $14.7 million.

    SAIF-insured institutions, such as the Bank, are required to maintain minimum levels of capital. At September 30, 1995, the Bank continued to exceed all currently applicable core, tangible and risk-based capital requirements.

    At September 30, 1995, the Bank had the following amounts of capital:

                                 Actual        % of               Required     % of               Excess       % of
                                 Amount        Assets(a)          Amount       Assets(a)          Amount       Assets(a)
Core (b)                           $36,004       6.0%              $23,893       4.0%(c)           $12,111      2.0%
Tangible                            36,004       6.0                 8,960       1.5                27,044      4.5
Risk-weighted(b)                    40,721      10.9                29,919       8.0                10,802      2.9

(a) Based upon adjusted total assets for the core and tangible capital requirements, and risk-weighted assets for the risk-based capital requirement.

(b) 5.0% core and 10.0% risk-based capital are required to be considered "well capitalized" under the OTS "Prompt Corrective Action" regulations.

(c) Under current OTS capital regulations, the minimum core capital requirement is 3.0%. Under the OTS "Prompt Corrective Action" regulations, the minimum core capital requirement to be considered "adequately capitalized" is 4.0%.

    On August 31, 1993, the OTS issued a final rule, which has been delayed until further notice, adding an interest-rate-risk ("IRR") component to its risk-based capital rule. Savings institutions with greater than normal interest rate exposure will be required to deduct from risk-based capital one-half of the difference between the institution's actual measured exposure and the normal level of exposure. The amount to be deducted will be provided by OTS. Based on financial data as of September 30, 1995, management believes that compliance with the new IRR would not have had a material impact on the Bank's risk-based capital position at that date.

    The United States Congress is considering legislation regarding federally insured banks and thrifts which would, among other things, (i) abolish the OTS and transfer its functions to other agencies of the United States government,
(ii) require federally chartered thrifts, including the Bank, to convert to national or state bank charters or state thrift charters and (iii) impose a one-time assessment in order to recapitalize the Savings Association Insurance Fund ("SAIF"). The amount of the assessment will be determined by the Federal Deposit Insurance Corporation and may be up to 90 basis points on the deposit liabilities of certain thrifts, including the Bank. This legislation is in a preliminary stage and it cannot be determined whether, or in what form, any such legislation will eventually be enacted. If a 90 basis points special assessment were required, it would result in a charge to the Bank of up to $2.6 million after taxes, which would have the effect of reducing the Bank's tangible and core capital to $33.4 million, or 5.6% of adjusted total assets, and risk-based capital to $38.1 million, or 10.1% of risk- weighted assets, on a pro forma basis as of September 30, 1995. Assuming such a special assessment were made and, as a result, the SAIF was fully recapitalized, it would have the effect of reducing the Bank's deposit insurance premiums to the SAIF.

    At September 30, 1995, First Citizens Financial had $1.1 million of cash. First Citizens Financial believes it can fund its working capital needs (which primarily consist of certain shareholder-related expenses) from its own cash account, through the next several years, without payment of dividends from the Bank.

RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

    SFAS No. 121 will be effective for fiscal years beginning after December 15, 1995 and establishes accounting standards for the impairment of long-lived assets. Adoption of SFAS No. 121 is not expected to have a material impact on the Company.

    SFAS No. 122 will be effective for fiscal years beginning after December 15, 1995 and requires a mortgage banking enterprise to recognize as separate assets the rights to service mortgage loans for others, however those rights are acquired. Adoption of SFAS No. 122 is not expected to have a material impact on the Company.

    SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995 and establishes accounting and reporting standards for stock-based employee compensation plans. Adoption of SFAS No. 123 is not expected to have a material impact on the Company.

                              PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)       Exhibits

              11.  Computation of Primary and Fully Diluted Earnings Per Share.

              27.  Financial Data Schedule.

        (b)        Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FIRST CITIZENS FINANCIAL
                                                        CORPORATION
                                                  ------------------------
                                                        (Registrant)




Date:     November 13, 1995                        By: /s/ Enos K. Fry
          -----------------                        ------------------------
                                                       Enos K. Fry
                                                       Vice Chairman and
                                                       President



Date:    November 13, 1995                         By: /s/ William C. Scott
         -----------------                         ------------------------
                                                       William C. Scott
                                                       Senior Vice President and
                                                       Chief Financial Officer

                    FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY


                                     EXHIBIT INDEX

EXHIBIT NO.       EXHIBIT DESCRIPTION                                       PAGE

    11       Unaudited Computation of Primary and Fully Diluted
                  Earnings Per Share......................................   20

    27       Financial Data Schedule......................................   21
