Form 10-K
period 1995-12-31
FIRST CITIZENS FINANCIAL CORP
filed 1996-04-01
CIK 846869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995

Commission file number 0-17912


First Citizens Financial Corporation
22 Firstfield Road
Gaithersburg, Maryland 20878
(301) 527-2400
Incorporated in the State of Delaware
IRS Employer Identification Number 52-1638667

Securities registered pursuant to Section 12(b) of the Act: (Not applicable)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes [X]   No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 8, 1996 was $38,560,827.

At March 8, 1996, the Registrant had 2,649,182 shares of $.01 par value common stock outstanding.

Portions  of  the  definitive   proxy   statement  for  the  annual  meeting  of
stockholders  to be held on April 19, 1996 are  incorporated  by reference  into
Part III.

FIRST CITIZENS FINANCIAL CORPORATION 1995 Annual Report AND FORM 10-K Citizens Savings Bank f.s.b.

Corporate Profile
First Citizens Financial Corporation is the holding company (formed in 1989) for Citizens Savings Bank f.s.b. ("Citizens" or the "Bank"). At December 31, 1995, Citizens had total assets of $607.6 million and operated through 16 offices located in Montgomery and Frederick Counties in Maryland.

The common stock of First Citizens Financial Corporation is traded over-the-counter on Nasdaq's National Market under the symbol "FCIT". All depositor accounts of the Bank are insured up to $100,000 by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.

Citizens' message for 1996 is YOUR COMMUNITY BANK. Citizens has been serving its community since 1929. Our employees actively participate in community projects, live in your neighborhood and are here to serve you, our customers.

Table of Contents
Financial Highlights .........................    1
Letter to Stockholders .......................    2
Your Community Bank ..........................    4
Selected Consolidated Financial and Other Data    8
Management's Discussion and Analysis .........   10
Consolidated Financial Statements ............   18
Independent Auditors' Reports ................   37
Report of Management .........................   38
Selected Quarterly Financial Data ............   38
Form 10-K ....................................   39
Investor Services Directory ..................   53
Citizens Savings Bank f.s.b. Locations .......   53
Board of Directors and Corporate Officers ....   54


Financial Highlights
(Dollars in thousands except per share data)
                                                    Year ended December 31,
                                                                       Increase
                                                  1995        1994    (Decrease)

Net interest income ........................   $ 17,723    $ 17,485       1.4%
(Recovery of) provision for loan losses ....        (28)       (635)    (95.6)
Other income ...............................      2,643       2,547       3.8
Loss from real estate, net .................         99       1,810     (94.5)
Other expense ..............................     14,202      13,525       5.0
Net income .................................      4,107       3,635      13.0
Earnings per share of common stock .........       1.43        1.28      11.7


                                                                      At December 31,
                                                                                      Increase
                                                                 1995        1994    (Decrease)


Total assets .............................................   $607,429    $558,288       8.8%
Loans receivable, net ....................................   412,603      427,445      (3.5)
Investment securities, net ..............................    119,655       88,436      35.3
Real estate owned, net ...................................    13,269       14,826     (10.5)
Deposits .................................................   487,097      457,007       6.6
Stockholders' equity .....................................    38,641       34,036      13.5
Total loan originations ..................................   144,433      179,765     (19.7)
Allowance for losses on loans and real estate ............     8,435        9,224      (8.6)
Charge-offs, net of recoveries ...........................     1,135        6,994     (83.8)
Book value per common share ..............................     14.69        13.18      11.5
Nonperforming assets, net, as a percentage of total assets      2.5%         4.4%     (43.2)
Stockholders' equity as a percentage of total assets .....      6.4          6.1        4.9

Stock Traded on Nasdaq-First Citizens Financial Corporation's (the "Company") common stock trades on Nasdaq's National Market under the symbol "FCIT". As of December 31, 1995, First Citizens Financial Corporation had approximately 901 stockholders of record and 2,629,576 outstanding shares of common stock. The Company has not paid any cash dividends to holders of its common stock. It is not expected that cash dividends will be paid to holders of its common stock in the foreseeable future. See Notes 9 and 13 to the Consolidated Financial Statements for restrictions on the payment of dividends by Citizens Savings Bank f.s.b. to the Company. The following table sets forth the high, low and closing market price information for the common stock of the Company for the periods indicated.


Calendar Quarter Ended:

                   High     Low      Close
1995:
December 31.      $20.00   $15.50   $19.00
September 30       18.63    17.25    18.50
June 30 ....       18.75    13.18    17.75
March 31 (a)       14.32    10.91    13.58

1994: (a)
December 31.      $15.91   $11.36   $11.82
September 30       16.36    11.82    15.91
June 30 ....       12.50    10.39    11.59
March 31 (b)       12.34     9.74    10.17

(a) Adjusted for a 10% stock dividend declared April 21, 1995.
(b) Adjusted for a 5% stock dividend declared April 20, 1994.

To Our Stockholders:


For 1995, First Citizens Financial Corporation (the "Company") reported record net income and year-end stockholders' equity. Net income totaled $4.1 million, or $1.43 per share, in 1995, an increase of 13% over the prior year's net income of $3.6 million, or $1.28 per share. Stockholders' equity reached a record high of $38.6 million at December 31, 1995, up from the $34.0 million reported at year-end 1994. This was the fourth consecutive year during which stockholders' equity has increased since the $21.5 million reported at December 31, 1991.

Net interest income before (recoveries of) loan loss provisions of the Company's principal subsidiary, Citizens Savings Bank f.s.b. (the "Bank") increased slightly to $17.7 million for 1995 from $17.5 million for 1994. Due to an increase in deposit rates during 1995, the Bank's net interest margin decreased to 3.15% in 1995, compared to 3.37% in 1994. However, average interest-earning assets increased $46.6 million, to $550.4 million at December 31, 1995, from $503.8 million at December 31, 1994, which more than offset the decline in net interest margin.

Operating expenses decreased $1.0 million, to $14.3 million in 1995 from $15.3 million in 1994. During 1995, loss from real estate, net, amounted to $99,000 as compared to net losses of $1.8 million in 1994. This decrease resulted primarily from a $1.0 million reduction in the provision for losses on real estate owned. The Bank also recognized net gains of $.7 million from the sale of real estate owned in 1995 compared to a net loss on the sale of real estate owned of $.1 million in 1994.

The market price of the Company's stock increased to $19.00 per share at December 31, 1995, from $11.82 per share at December 31, 1994, a 60.7% increase over the prior year's close, after adjustment for a 10% stock dividend. The Company paid a 10% stock dividend to stockholders on June 5, 1995, the fourth stock dividend declared by the Board of Directors over the past several years and a doubling of the amount of the stock dividend (5%) declared in 1994 and in prior years.

The Bank experienced continued success in reducing its nonperforming assets, net (including real estate owned) in 1995, decreasing these assets to $15.1 million, or 2.5% of total assets, compared to $24.7 million, or 4.4% of total assets, as of December 31, 1994. Classified assets, net, decreased by approximately 33%, to $20.6 million in 1995, compared to $30.7 million in 1994. These reductions reflect management's continued commitment to further reduce the levels of nonperforming and classified assets.

A year ago we announced to you, our stockholders, our belief that many of the burdens of the past years are now behind us and that management had begun to turn its focus toward strengthening the image and position of the Bank in our community for the future. We set out in 1995 to redefine the Bank's position as a true "Community Bank", expanding its relationships with local middle-market companies and placing renewed emphasis on strengthening our banking relationships through individualized attention, responsiveness to changes in our customers' needs and targeting new markets for future growth and development. We committed ourselves to providing the highest level of professional service and new and innovative products, and rededicated ourselves to the people within our community and to our stockholders, whose needs and interests remain our foremost priority and our most valued commodity.

1995 signaled the beginning of this renewed emphasis, and our performance over the past year reflects well upon the results of this effort. In an era of rapid change and uncertainty in the financial industry, we remain solidly committed to the traditional values upon which the Bank and the Company were first founded while at the same time positioning the Bank to compete in the future. As a "Community Bank", we believe the value of the services we provide and the strength of the relationships we establish are enhanced by our proximity and accessibility to our customer base. While many competitors offer similar services and products from distant locations, we provide individualized attention and personal banking relationships from within our market community.


An indication of our belief that we will be better able to serve our customer base was the addition of several new products such as "the merchant card", "the MasterMoneyTM direct debit card" and the commercial "Cash Management system". These new and innovative products not only make banking more convenient but also generate fee income for the Bank. We have also established quarterly "economic breakfasts" targeted at local middle-market companies in order to foster the development of new relationships with these businesses. These meetings feature a guest speaker who discusses the current economic climate and outlook at community, regional and national levels. Also symbolic of the new direction which the Bank began in 1995 was the relocation for our corporate headquarters to Gaithersburg, Maryland, in March 1995. This relocation increases the visibility and proximity of the Bank to the commercial enterprises and markets we have targeted as we continue to develop business and customer relationships.

This new emphasis and direction are the foundations from which we will build our future. The cornerstone of our efforts will be to continue to focus on expanding and growing our relationships with local middle-market companies, developing a broader network of services and products to offer our customers, while continuing to provide the traditional banking relationships which are the heart and soul of a "Community Bank".

We will continue to build upon the success we have experienced in these areas to further enhance the Company's profitability, maximize its value and reward the faithful support and continued confidence of you, our stockholders.

Very truly yours,




Herbert W. Jorgensen
Chairman of the Board and
  Chief Executive Officer




Enos K. Fry
Vice Chairman of the Board
  and President




Your Community Bank

Although much has changed at Citizens Savings Bank f.s.b. since we opened our doors for business in 1929, one thing remains the same -- our fine tradition of community service.

Community Service [ ]

Our extraordinary growth in assets is a product of our belief that we are partners with our customers and our community. Our commitment to service extends beyond Citizens Savings Bank branches and offices. Because of this partnership with our community, our staff members are active volunteer leaders in a broad range of civic endeavors. These volunteer services range from business and economic development to health and youth organizations.

One example of this participation in the business community is our involvement in the Montgomery Housing Partnership, Inc.'s (MHPI) Naples Manor project. MHPI was created to work with local county government with the goal of providing affordable housing in our community. Citizens has not only provided financial donations to support MHPI but has also opened a line of credit for MHPI designed to facilitate the purchase of additional housing units.

For over 66 years, we have remained a community bank, committed to helping our customers achieve their financial goals by providing them with the best possible savings and lending products while demonstrating our commitment to customer service on a daily basis. Because we are partners with our community, we make