Form 10-Q
period 1996-03-31
FIRST CITIZENS FINANCIAL CORP
filed 1996-05-13
CIK 846869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                  --
(Mark one):      /X_/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1996

                                       or
                  --
                 /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from         to
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

                                    Yes X No

        Indicate the numbers of shares outstanding for the issuer's classes of common stock, as of May 3, 1996.

               $.01 par value of common stock                2,650,551
               ------------------------------              -------------
                        (class)                            (outstanding)

                      FIRST CITIZENS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX

Part I    Financial Information                                             Page

Item 1    Financial Statements of First Citizens Financial Corporation
           and Subsidiary:

           Unaudited Consolidated Statements of Financial Condition
            as of March 31, 1996 and December 31, 1995.....................    3

           Unaudited Consolidated Statements of Income for the three
            months ended Mach 31, 1996 and 1995............................    4

           Unaudited Consolidated Statements of Cash Flows for the
            three months ended March 31, 1996 and 1995.....................    5

           Unaudited Notes to Unaudited Consolidated Financial
            Statements as of and for the three months ended
            March 31, 1996 and 1995........................................    6

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    7

Part II   Other Information

Item 4    Submission of Matters to a Vote of Security Holders..............   13

Item 5    Other Events.....................................................   13

Item 6    Exhibits and Reports on Form 8-K.................................   13

          Signature Page...................................................   14

          Exhibit Index....................................................   15

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
            Unaudited Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per share data)

                                                                       March 31,  December 31,
                                                                         1996        1995
                                                                       ---------  ------------


Assets
Cash and cash equivalents ..........................................   $  18,948  $  15,711
Investment securities available-for-sale, at estimated fair value ..     100,387     73,730
Investment securities held-to-maturity, net (estimated fair value of
  $41,081 at March 31, 1996 and $42,439 at December 31, 1995) ......      40,954     42,083
Loans receivable, net of allowance for losses of $7,193 and $7,460
  at March 31, 1996 and December 31, 1995, respectively ............     424,236    412,603
Loans held for sale, net, at lower of cost or market ...............       9,352     34,921
Stock in the Federal Home Loan Bank of Atlanta, at cost ............       3,970      3,842
Real estate owned, net of allowance for losses of $1,090 and $975
  at March 31, 1996 and December 31, 1995, respectively ............      13,011     13,269
Accrued interest receivable ........................................       3,955      3,364
Premises and equipment, net ........................................       2,864      2,869
Deferred income taxes, net .........................................       2,142      2,328
Prepaid expenses and other assets ..................................       4,299      2,709
                                                                       ---------    ---------
     Total Assets ..................................................   $ 624,118  $ 607,429
                                                                       =========    =========

Liabilities
Deposit accounts ...................................................   $ 500,237  $ 487,097
Advances from the Federal Home Loan Bank of Atlanta ................      77,690     75,140
Accounts payable and accrued expenses ..............................       6,999      6,551
                                                                       ---------    ---------
     Total Liabilities .............................................     584,926    568,788
                                                                       ---------    ---------

Stockholders' Equity
Preferred stock, $.01 per share par value, 2,000,000 shares
authorized, none issued and outstanding ............................          --         --
Common stock, $.01 per share, par value, 8,000,000 shares
   authorized, 2,649,182 shares and 2,629,576 shares issued and
   outstanding at March 31, 1996 and December 31, 1995, respectively          26         26
Common stock dividend distributable ................................           3         --
Additional paid-in capital .........................................      27,771     22,297
Retained earnings -- substantially restricted ......................      11,683     15,970
Unrealized net holding gains (losses) on investment securities
     available-for-sale, net of taxes ..............................        (291)       348
                                                                       ---------    ---------
     Total Stockholders' Equity ....................................      39,192     38,641
                                                                       ---------    ---------
     Total Liabilities and Stockholders' Equity ....................   $ 624,118  $ 607,429
                                                                       =========    =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                   Unaudited Consolidated Statements of Income
                      (In thousands, except per share data)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1996        1995
                                                              ----        ----

 Interest income
    Loans receivable ....................................   $  9,328   $  8,969
    Investment securities ...............................      2,012      1,422
    Other interest ......................................         67          6
                                                            --------   --------
        Total interest income ...........................     11,407     10,397
                                                            --------   --------

Interest expense
    Deposit accounts ....................................      5,911      4,952
    Advances from the Federal Home Loan Bank of Atlanta .      1,086        907
    Capitalized interest ................................       --          (43)
                                                            --------   --------
        Total interest expense ..........................      6,997      5,816
                                                            --------   --------

    Net interest income .................................      4,410      4,581
Provision for loan losses ...............................        148        150
                                                            --------   --------
Net interest income after provision for loan losses .....      4,262      4,431
                                                            --------   --------

Other income
    Gain on sale of loans ...............................        776         45
    Deposit service charges .............................        289        238
    Loan fees and service charges .......................        149        105
    Servicing fee income, net ...........................         84         63
    Gains on sale of investment securities ..............          4         45
    Other ...............................................         49         42
                                                            --------   --------
        Total other income ..............................      1,351        538
                                                            --------   --------

Operating expense
    Compensation and employee benefits ..................      2,033      1,866
    Equipment, maintenance and data processing ..........        360        315
    Occupancy ...........................................        324        300
    Federal insurance premiums and assessments ..........        306        327
    Loss from real estate, net ..........................        204        171
    Advertising and promotion ...........................        182        107
    Professional services ...............................        170        173
    Other ...............................................        405        335
                                                            --------   --------
        Total operating expense .........................      3,984      3,594
                                                            --------   --------
Income before income taxes ..............................      1,629      1,375
    Provision for income taxes ..........................        551        428
                                                            --------   --------
Net income ..............................................   $  1,078   $    947
                                                            ========   ========

Earnings per common and common equivalent  share (note 2)   $    .34   $    .31
                                                            ========   ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                          Three Months Ended
                                                                                March 31,
                                                                          ------------------
                                                                           1996         1995
                                                                           ----         ----

Operating activities
Net income ...........................................................  $  1,078    $    947
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses on assets .....................................       263         223
  Amortization of loan fees, premiums, discounts and deferred interest      (226)       (285)
  Loans originated for sale, net of repayments .......................   (11,019)     (4,633)
  Sale of loans held for sale ........................................    37,870       3,925
  (Increase) decrease in accrued interest receivable, prepaid expenses
     and other assets ................................................    (2,181)      1,991
  Depreciation and amortization of premises and equipment ............       107         118
  Increase in accounts payable and accrued expenses ..................       448          73
  Deferred income tax provision (benefit) ............................       587        (335)
  Other ..............................................................        25           2
                                                                        --------    --------
     Net cash provided by operating activities .......................    26,952       2,026
                                                                        --------    --------
Investing activities
  Loans originated, net of repayments ................................   (11,761)     (6,562)
  Loans purchased ....................................................      (181)       --
  Investment securities purchased ....................................   (58,477)     (3,005)
  Investment securities sold .........................................     4,979        --
  Principal repayments, maturities and calls of investment securities     26,875       1,587
  Purchases of Federal Home Loan Bank of Atlanta stock ...............      (410)        (51)
  Sales of Federal Home Loan Bank of Atlanta stock ...................       282        --
  Capitalized additions to real estate owned .........................      (973)       (545)
  Proceeds from sale of real estate owned ............................       251          97
  Net additions to premises and equipment ............................      (102)       (132)
                                                                        --------    --------
      Net cash used in investing activities ..........................   (39,517)     (8,611)
                                                                        --------    --------
Financing activities
  Net increase in deposits ...........................................    13,140       3,042
  Proceeds from Federal Home Loan Bank of Atlanta advances ...........    32,425      68,450
  Repayments of Federal Home Loan Bank of Atlanta advances ...........   (29,875)    (64,650)
  Net proceeds from exercise of stock options ........................       112          21
                                                                        --------    --------
     Net cash provided by (used in) financing activities .............    15,802       6,863
                                                                        --------    --------
     Increase (decrease) in cash and cash equivalents ................     3,237         278
     Cash and cash equivalents at beginning of period ................    15,711       7,828
                                                                        --------    --------
     Cash and cash equivalents at end of period ......................  $ 18,948    $  8,106
                                                                        ========    ========
Supplemental information
  Interest paid on deposits and borrowed funds .......................  $  1,573    $  1,312
  Loans to facilitate the sale of real estate owned ..................       865        --
  Loans transferred to held for sale, net ............................     1,254        --
  Income tax payment .................................................       530        --

The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY

         Unaudited Notes to Unaudited Consolidated Financial Statements
          As of and for the Three Months Ended March 31, 1996 and 1995

- --------------------------------------------------------------------------------
1)    Basis of Presentation

     First Citizens Financial Corporation ("First Citizens Financial") is the holding company of Citizens Savings Bank F.S.B. ("Citizens" or the "Bank"), a wholly-owned federal savings bank subsidiary of First Citizens Financial. The consolidated financial statements include the accounts of First Citizens Financial, Citizens and wholly-owned subsidiaries of Citizens (collectively, the "Company").

     The financial statements as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 1996 and the results of consolidated operations for the three months ended March 31, 1996 and 1995 and consolidated cash flows for the three months ended March 31, 1996 and 1995. The consolidated statement of financial condition as of December 31, 1995 is derived from audited financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Citizens Financial's latest report to stockholders' on Form 10-K.

     The results of consolidated operations for the three months ended March 31, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.


2)    Earnings Per Share

     On April 19, 1996, the Board of Directors declared a 10% stock dividend which will be distributed on June 3, 1996 to stockholders of record on May 3, 1996. Average shares outstanding and all per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

     Earnings per share for the three months ended March 31, 1996 and 1995 were determined by dividing net income by 3,178,512 and 3,103,833, the weighted average number of shares outstanding during these periods, respectively (as adjusted for the 10% stock dividend). Outstanding shares also include common stock equivalents which consist of outstanding stock options, if such options are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

 (Dollars in the tables in thousands)
- --------------------------------------------------------------------------------

     This discussion and analysis includes a description of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

FINANCIAL CONDITION (March 31, 1996 compared to December 31, 1995)

     Total assets increased by $16.7 million, or 2.7%, at March 31, 1996 compared to December 31, 1995. Such increase was primarily due to increases of $26.5 million in investment securities and $1.6 million in prepaid expenses and other assets. Loans decreased by $13.9 million, net, which reflects the sale of 30-year fixed rate loans amounting to $26.3 million, net. Such loans were sold to improve the Bank's interest rate sensitivity.

     The following table sets forth the amounts of the Bank's nonperforming assets by category at the dates indicated:

Nonperforming Assets


                                                 March 31, 1996                December 31, 1995
                                                 --------------          -----------------
                                                          No. of loans            No. of loans
                                                 Amount    or projects    Amount   or projects
                                                 ------   ------------    ------  ------------
 Nonaccrual loans:
   Commercial real estate ...................   $  2,265           3     $  2,266           3
   Other nonconstruction loans ..............        649          10          501          10
                                                --------    --------     --------    --------
                                                   2,914          13        2,767          13
                                                --------    --------     --------    --------
 Real estate owned:
   Residential land .........................      5,482           2        5,326           2
   Residential construction .................        422           1          728           1
   Residential properties ...................        243           1          243           1
   Commercial land ..........................      7,954           4        7,947           4
                                                --------    --------     --------    --------
                                                  14,101           8       14,244           8
                                                --------    --------     --------    --------
 Total nonperforming assets, gross ..........     17,015          21       17,011          21
                                                            ========                 ========
Specific loss allowances ....................     (2,029)                  (1,915)
                                                --------                 --------
   Total nonperforming assets, net ..........   $ 14,986                 $ 15,096
                                                ========                 ========
   Total nonperforming assets, net, as a
     percentage of total assets .............        2.4%                     2.5%
                                                ========                 ========

 Total loss reserves as a percentage of total
  nonperforming assets, gross ...............       49.8%                    50.5%
                                                ========                 ========


     During the quarter ended March 31, 1996, Bank's nonperforming assets, net decreased by $110,000, net. The primary cause of the decrease was additional loss reserves on real estate owned.

     Troubled debt restructurings, net, amounted to $5.5 million, at both March 31, 1996 and December 31, 1995. Performing loans greater than 90 days past maturity, net, amounted to $1.5 million and $2.0 million at March 31, 1996 and December 31, 1995, respectively.

     At March 31, 1996, there were two loans amounting to $156,000 with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties caused management to have serious doubts about the ability of the borrowers to comply with the present loan repayment terms and which may result in the future inclusion of such loans in nonperforming assets.

     The Bank regularly reviews assets in its portfolio to determine whether any require classification. On the basis of such review, the following assets, which include all of the nonperforming assets in the previous table, were classified at the dates indicated:

Classified Assets

                                                    March 31,      December 31,
                                                      1996             1995
                                                   ----------      ------------
     Classified:
     Substandard................................     $ 19,965         $ 20,446
     Doubtful...................................          197              186
     Loss.......................................        2,532            2,387
                                                      -------          -------
                                                       22,694           23,019
     Specific loss reserves.....................       (2,532)          (2,387)
                                                       ------           ------
     Classified assets, net.....................     $ 20,162         $ 20,632
                                                       ======           ======

     The Bank also identified assets which possess credit deficiencies or potential weaknesses deserving management's close attention as "special mention". These assets totaled $26.3 million at March 31, 1996 compared to $25.3 million at December 31, 1995.

     The allowance for losses on loans is established through a provision for loan losses based upon management's evaluation of the risk inherent in the loan portfolio and changes in the nature and volume of loan activity. Such evaluation considers, among other factors, the estimated fair value of the underlying collateral, current economic conditions and historical loan loss experience. While management uses available information in establishing the allowance for possible loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. Additions to the allowance are charged to operations; realized losses, net of recoveries, are charged to the allowance. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for possible loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

     The Bank provided an additional $148,000 for potential loan losses during the first quarter of 1996 and incurred $415,000 of net charge-offs during the period.

     The Bank also establishes allowances for losses on real estate owned based upon their fair values. The Bank provided $115,000 for additional losses on real estate owned during the first quarter of 1996. The valuations of real estate owned properties are reviewed periodically (at least quarterly) and updated as necessary based on the Bank's expectations of holding periods, leasing or sales activity, and other changes in market conditions.

     Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.

     The Bank had unrealized gains of $.6 million and unrealized losses of $1.0 million on its investment securities available-for-sale portfolio at March 31, 1996. The amortized cost of this portfolio was $100.8 million at that date. There were unrealized losses amounting to $84,000 and $210,000 in unrealized gains on the investment securities held-to-maturity portfolio at that date. The Bank's investment securities portfolio includes both agency obligations and mortgage-backed securities.

     Deposits, before interest credited, increased by $7.8 million, or 1.6%, during the three months ended March 31, 1996. Deposits, including interest credited, increased by $13.1 million, a 2.7% increase. Also during the three months ended March 31, 1996, advances from the Federal Home Loan Bank increased $2.6 million or 3.4%. Federal Home Loan Bank advances had an average interest rate of 5.8% at March 31, 1996.

     At March 31, 1996, stockholders' equity totaled $39.2 million, or 6.3% of total assets, and reflected $291,000 of net unrealized holding losses, net of applicable taxes, on investment securities available-for-sale. At March 31, 1996, the Bank was considered "well capitalized" under regulatory definitions. See "Liquidity and Capital Resources".


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND
MARCH 31, 1995

     General. The Company recorded net income of $1.1 million, or $.34 per share, for the three months ended March 31, 1996 as compared to net income of $947,000, or $.31 per share, for the three months ended March 31, 1995.

     Net interest income, after provision for loan losses, decreased $169,000 when compared to 1995. There was a $1.0 million, or 9.7%, increase in interest income which was offset by a $1.2 million, or 20.3%, increase in interest expense. Provision for loan losses decreased $2,000. Other income increased by $.8 million, or 151.1%, and operating expenses increased by $390,000, or 10.9%, during the three months ended March 31, 1996 compared to the same period in the prior year.

     Net Interest Income. The Company's net interest income, before provision for loan losses, decreased $171,000, or 3.7%, during the three months ended March 31, 1996 as compared to the same period of 1995. Interest income on loans increased by $.4 million, or 4.0%, due to increases in average yields from 8.1% to 8.2% during the three months ended March 31, 1996 compared to the same period in the prior year and increases in average outstanding balances of $8.4 million. Interest income on investment securities increased by $.6 million which was primarily due to a $37.8 million increase in average outstanding balances during the three months ended March 31, 1996 compared to the same period in the prior year.

     Interest paid on deposits increased $1.0 million, or 19.4%, due to an increase in average rates paid on deposits from 4.4% to 4.8% and a $38.8 million increase in average outstanding balances. Interest on borrowed funds increased $179,000 due to an increase in average rates paid from 5.7% to 5.8% and a $10.9 million increase in average outstanding balances.

     Provision for Loan Losses. During the first quarters of 1996 and 1995, the Company provided $148,000 and $150,000, respectively, for loan losses. Management of the Bank believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

     Other Income. Total other income increased $.8 million, or 151.1%, during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The Company realized gains of $574,000 on the sale of 30-year fixed-rate loans amounting to $26.3 million, net. The Company also realized gains amounting to $202,000, an increase of $157,000 from 1995, on the sale of mortgage loans originated for sale by First Citizens Mortgage Corporation ("FCMC"), the Bank's mortgage banking subsidiary. FCMC experienced increased gains on sales of loans originated for sale due to increased originations of such loans caused by decreased interest rates.

     Operating Expense. Operating expense increased by $390,000, or 10.9%, during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Compensation and employee benefits increased by $167,000 due to increased accruals for bonuses and adjustments to various benefit plans. Loss from real estate increased by $33,000 primarily due to a $42,000 increase in provisions for losses on real estate owned. Provisions for losses during the three months ended March 31, 1996 amounted to $115,000 compared to provisions during the three months ended March 31, 1995 of $73,000.

     Income Taxes. For the quarter ended March 31, 1996, the Company's effective tax rate was less than the statutory tax rate primarily due to the effects of exercises of non-incentive stock options granted to directors and employees. For the quarter ended March 31, 1995, the Company's effective tax rate was less than the statutory tax rate primarily due to recovery of the valuation allowance on deferred tax assets. When Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes was adopted during the first quarter of 1993, the Company established a valuation allowance for the excess of deferred tax assets over taxable income available in carryback years and future reversals of existing taxable temporary differences. The Company was able to recover $60,000 of the valuation allowance during the quarter ended March 31, 1995. Amounts recovered reduced income tax expense for financial statement purposes and the valuation allowance was correspondingly reduced.

LIQUIDITY AND CAPITAL RESOURCES

     Under current regulations, a savings association, such as the Bank, generally is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. The Bank is in compliance with this requirement. At March 31, 1996, the Bank had outstanding loan commitments totaling $17.5 million.

     SAIF-insured institutions, such as the Bank, are required to maintain minimum levels of capital. At March 31, 1996, the Bank continued to exceed all currently applicable core, tangible and risk-based capital requirements.

     At March 31, 1996, the Bank had the following amounts of capital:


                  Actual       % of       Required      % of        Excess     % of
                  Amount      Assets*      Amount      Assets*      Amount    Assets*
                 -------      -------     --------     -------     -------    -------

Core **          $38,472        6.2%       $24,981       4.0%      $13,491      2.2%
Tangible          38,472        6.2          9,368       1.5        29,104      4.7
Risk-weighted**   43,362       11.1         31,250       8.0        12,112      3.1

- --------

*    Based  upon  adjusted  total  assets  for the  core  and  tangible  capital
     requirements,   and  risk-weighted   assets  for  the  risk-based   capital
     requirement.

** 5.0% core and 10.0% risk-based capital required to be considered "well capitalized" and 4.0% core and 8.0% risk-based capital required to be considered "adequately capitalized" under the OTS "Prompt Corrective Action" regulations. Under current OTS capital regulations, the minimum core capital requirement is 3% and the minimum risk-based capital requirement is 8%.


     In August 1993, the OTS issued a final rule which adds an interest-rate-risk ("IRR") component to its risk-based capital rule. Savings institutions will be required to incorporate IRR into their risk- based capital calculation when OTS concludes testing of its appeal process. Savings institutions with greater than normal interest rate exposure will be required to deduct from risk-based capital one-half of the difference between the institution's actual measured exposure and the normal level of exposure. The amount to be deducted will be provided by OTS. Based on financial data as of March 31, 1996, management believes that compliance with the new IRR would not have had a material impact on the Bank's risk-based capital position at that date.

     The United States Congress is considering legislation regarding Federally insured banks and thrifts which would, among other things, (i) abolish the OTS and transfer its functions to other agencies of the United States government,
(ii) require Federally chartered thrifts, including the Bank, to convert to national or state bank charters or state thrift charters, (iii) require savings and loan holding companies to be regulated as bank holding companies, and (iv) impose a one-time assessment in order to recapitalize the Savings Association Insurance Fund ("SAIF"). The amount of the assessment will be determined by the Federal Deposit Insurance Corporation and may be up to 90 basis points on the deposits of certain thrifts, including the Bank. This legislation is in a preliminary stage, and it cannot be determined whether, or in what form, any such legislation will eventually be enacted. If a 90 basis point special assessment were required, it would result in a charge to the Bank of up to $2.8 million after taxes, which would have the effect of reducing the Bank's tangible and core capital to $35.7 million, or 5.7% of adjusted total assets, and total risk-based capital to $40.6 million, or 10.4% of risk-weighted assets, on a pro forma basis as of March 31, 1996. Assuming such special assessment were made and, as a result, the SAIF was fully recapitalized, it would have the effect of reducing the Bank's deposit insurance premiums to the SAIF in future periods. In addition, if the Bank were required to convert its Federal savings bank charter, the Bank could be required to recapture its bad debt reserve for Federal income tax purposes. Such recaptured amount would be $1.6 million, after taxes, and, if recaptured, would further reduce the Bank's income and capital ratios. Pending legislation, if enacted, would provide relief from such recapture for certain prior periods, if the Bank meets a proposed residential loan origination requirement.

     At  March  31,  1996,   First  Citizens   Financial   Corporation,   on  an
unconsolidated basis, had $1.2 million of cash. First Citizens Financial Corporation's expenses primarily consist of certain shareholder- related activities. First Citizens Financial Corporation believes it can fund its working capital needs from its own cash account, through the next several years, without payment of dividends from the Bank.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders


     The following votes were cast by security holders at the 1996 Annual Meeting of Stockholders held on April 19, 1996 in the election of two directors for three-year terms each:

                                                              Withhold
           Nominee                         For                Authority
           -------                         ---                ---------
      William J. Walsh, III              2,026,071              12,136
      H. Deets Warfield, Jr.             2,026,071              12,136

     In addition to Messrs.  Walsh and Warfield,  the continuing  directors are:
Stanley Betts, Albert M. Cowell, Jr., Enos K. Fry, Herbert W. Jorgensen, N. Richard Kimmel and Melvin O. Wright.

Item 5.  Other Events

     On April 19, 1996, the Board of Directors declared a 10% stock dividend distributable on June 3, 1996 to stockholders of record on May 3, 1996.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            11. Computation of Primary and Fully Diluted Earnings Per Share.
            27. Financial Data Schedule.

      (b)   Reports on Form 8-K.

            A Form 8-K was filed on March 1, 1996 to announce the date of the 1996 Annual Meeting of Stockholders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST CITIZENS FINANCIAL
                                                   CORPORATION
                                             ------------------------
                                             (Registrant)




Date:  May 9, 1996                            By:
     -------------                                --------------------
                                                    Enos K. Fry
                                                    Vice Chairman and
                                                     President




Date:  May 9, 1996                            By:
     -------------                                ---------------------
                                                    William C. Scott
                                                    Senior Vice President and
                                                     Chief Financial Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FIRST CITIZENS FINANCIAL
                                                    CORPORATION
                                              ------------------------
                                              (Registrant)






Date: May 9, 1996                             By: /s/ Enos K. Fry
      -----------                                 ---------------------
                                                    Enos K. Fry
                                                    Vice Chairman and
                                                     President



Date: May 9, 1996                             By: /s/ William C. Scott
      -----------                                 ---------------------
                                                    William C. Scott
                                                    Senior Vice President and
                                                     Chief Financial Officer

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY


                                  EXHIBIT INDEX


EXHIBIT NO.         EXHIBIT DESCRIPTION                                    PAGE

  11                Computation of Primary and Fully Diluted
                    Earnings Per Share....................................    16


  27                Financial Data Schedule...............................    17