Form 10-Q
period 1996-06-30
FIRST CITIZENS FINANCIAL CORP
filed 1996-08-14
CIK 846869

- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                      --
(Mark one):          /X_/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended June 30, 1996

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

                                Yes  X     No
                                    ---       ---
        Indicate the numbers of shares outstanding for the issuer's classes of common stock, as of August 8, 1996.

         $.01 par value of common stock                 2,924,889
         ------------------------------               -------------
                    (class)                           (outstanding)

- --------------------------------------------------------------------------------

                      FIRST CITIZENS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX


Part I       Financial Information                                          Page
- ------       ---------------------                                          ----

Item 1       Financial Statements of First Citizens Financial Corporation
               and Subsidiary:

               Unaudited Consolidated Statements of Financial Condition
                 as of June 30, 1996 and December 31, 1995...............     3

               Unaudited Consolidated Statements of Income for the three
                 and six months ended June 30, 1996 and 1995.............     4

               Unaudited Consolidated Statements of Cash Flows for the
                 six months ended June 30, 1996 and 1995.................     5

               Unaudited Notes to Unaudited Consolidated Financial
                 Statements as of and for the three and six months ended
                 June 30, 1996 and 1995..................................     6

Item 2       Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................     9

Part II      Other Information
- -------      -----------------

Item 6       Exhibits and Reports on Form 8-K............................    15

             Signature Page..............................................    16

             Exhibit Index...............................................    17

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
            Unaudited Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per share data)

                                                                                          June 30,                December 31,
                                                                                            1996                      1995
                                                                                          --------                ------------
Assets
Cash and cash equivalents..........................................................       $ 11,461                  $ 15,711
Investment securities available-for-sale, at estimated fair value..................         94,202                    73,730
Investment securities held-to-maturity, net (estimated fair value of
  $57,752 at June 30, 1996 and $42,439 at December 31, 1995).......................         57,774                    42,083
Loans receivable, net of allowance for losses of $7,179 and $7,460
  at June 30, 1996 and December 31, 1995, respectively.............................        439,881                   412,603
Loans held for sale, net, at lower of cost or market...............................         11,023                    34,921
Stock in the Federal Home Loan Bank of Atlanta, at cost............................          4,411                     3,842
Real estate owned, net of allowance for losses of $963 and $975
  at June 30, 1996 and December 31, 1995, respectively.............................         13,276                    13,269
Accrued interest receivable........................................................          3,925                     3,364
Premises and equipment, net........................................................          2,832                     2,869
Deferred income taxes, net ........................................................          1,436                     2,328
Prepaid expenses and other assets..................................................          5,603                     2,709
                                                                                          --------                  --------
     Total Assets..................................................................       $645,824                  $607,429
                                                                                          ========                  ========

Liabilities
Deposit accounts...................................................................       $505,422                  $487,097
Advances from the Federal Home Loan Bank of Atlanta................................         85,200                    75,140
Other borrowed money...............................................................          4,680                       ---
Accounts payable and accrued expenses..............................................         10,794                     6,551
                                                                                          --------                  --------
     Total Liabilities.............................................................        606,096                   568,788
                                                                                          --------                  --------

Stockholders' Equity
Preferred stock, $.01 per share par value, 2,000,000 shares
   authorized, none issued and outstanding.........................................            ---                       ---
Common stock, $.01 per share par value, 8,000,000 shares
   authorized, 2,915,238 shares and 2,629,576 shares issued and
   outstanding at June 30, 1996 and December 31, 1995, respectively................             29                        26
Additional paid-in capital.........................................................         27,189                    22,297
Retained earnings..................................................................         13,425                    15,970
Unrealized net holding gains (losses) on investment securities
     available-for-sale, net of taxes..............................................           (915)                      348
                                                                                          --------                  --------
     Total Stockholders' Equity....................................................         39,728                    38,641
                                                                                          --------                  --------
     Total Liabilities and Stockholders' Equity....................................       $645,824                  $607,429
                                                                                          ========                  ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                   Unaudited Consolidated Statements of Income
                      (In thousands, except per share data)

                                                                             Three Months Ended            Six Months Ended
                                                                                   June 30,                     June 30,
                                                                             ------------------            ----------------
                                                                              1996        1995             1996         1995
                                                                              ----        ----             ----         ----
Interest income
   Loans receivable.................................................        $ 9,017     $ 9,228          $18,345     $18,197
    Investment securities............................................         2,568       1,482            4,580       2,904
    Other interest...................................................            51          45              118          51
                                                                            -------     -------          -------     -------
        Total interest income........................................        11,636      10,755           23,043      21,152
                                                                            -------     -------          -------     -------

Interest expense
    Deposit accounts.................................................        5,856        5,517           11,767      10,469
    Advances from the Federal Home Loan Bank of Atlanta..............        1,190          845            2,276       1,752
    Other borrowed money.............................................           17         ---                17         ---
    Capitalized interest.............................................          ---          (36)             ---         (79)
                                                                            -------     -------          -------     -------
        Total interest expense.......................................        7,063        6,326           14,060      12,142
                                                                            -------     -------          -------     -------

    Net interest income..............................................        4,573        4,429            8,983       9,010
Provision for loan losses............................................          ---          100              148         250
                                                                            -------     -------          -------     -------
Net interest income after provision for loan losses..................        4,573        4,329            8,835       8,760
                                                                            -------     -------          -------     -------
Other income
    Gain on sale of loans............................................          100          105              876         150
    Deposit service charges..........................................          375          282              664         520
    Loan fees and service charges....................................          217           92              366         197
    Servicing fee income, net........................................           81           63              165         126
    Gains on sale of investment securities...........................           27            1               31          46
    Other............................................................           60           63              109         105
                                                                            -------     -------          -------     -------
        Total other income...........................................          860          606            2,211       1,144
                                                                            -------     -------          -------     -------

Operating expense
    Compensation and employee benefits...............................         1,929       1,996            3,962       3,862
    Equipment, maintenance and data processing.......................           319         314              679         629
    Occupancy........................................................           316         297              640         597
    Federal insurance premiums and assessments.......................           317         327              623         654
    Professional services............................................           247         195              417         368
    Advertising and promotion........................................           118         177              300         284
    (Gain) loss from real estate, net................................          (129)        (52)              75         119
    Other............................................................           456         410              861         745
                                                                            -------     -------          -------     -------
        Total operating expense......................................         3,573       3,664            7,557       7,258
                                                                            -------     -------          -------       -----
Income before income taxes...........................................         1,860       1,271            3,489       2,646
    Provision for income taxes ......................................           711         317            1,262         745
                                                                            -------     -------          -------     -------
Net income...........................................................       $ 1,149     $   954          $ 2,227     $ 1,901
                                                                            =======     =======          =======     =======
Earnings per common and common equivalent  share
  (note 2)...........................................................       $   .36     $   .30          $   .70     $   .61
                                                                            =======     ========         =======     =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                   Six Months Ended
                                                                                                         June 30,
                                                                                               -------------------------
                                                                                                 1996             1995
                                                                                                 ----             ----
Operating activities
Net income..................................................................................   $  2,227         $  1,901
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Provision for losses on assets............................................................        396              330
  Amortization of loan fees, premiums, discounts and deferred interest......................       (444)            (526)
  Loans originated for sale, net of repayments..............................................    (18,846)         (16,123)
  Sale of loans held for sale...............................................................     43,910           13,038
  (Increase) decrease in accrued interest receivable, prepaid expenses
     and other assets.......................................................................     (3,545)           1,674
  Depreciation and amortization of premises and equipment...................................        213              213
  Increase in accounts payable and accrued expenses.........................................      4,243            1,169
  Deferred income tax provision (benefit)...................................................      1,686             (564)
  Other.....................................................................................         19               (6)
                                                                                               --------         --------
     Net cash provided by operating activities..............................................     29,859            1,106
                                                                                               --------         --------
Investing activities
  Loans originated, net of repayments and sales.............................................   (29,039)           (6,804)
  Loans purchased...........................................................................      (181)              ---
  Investment securities purchased...........................................................   (77,584)          (22,031)
  Investment securities sold................................................................     7,591               ---
  Principal repayments, maturities and calls of investment securities.......................    31,686             7,445
  Purchases of Federal Home Loan Bank of Atlanta stock......................................    (1,201)              (51)
  Sales of Federal Home Loan Bank of Atlanta stock..........................................       632               ---
  Capitalized additions to real estate owned................................................    (1,956)           (1,474)
  Proceeds from sale of real estate owned...................................................     2,924             3,550
  Net additions to premises and equipment...................................................      (176)             (419)
                                                                                              --------          --------
      Net cash used in investing activities.................................................   (67,304)          (19,784)
                                                                                              --------          --------
Financing activities
  Net increase in deposits..................................................................    18,325            14,627
  Proceeds from Federal Home Loan Bank of Atlanta advances..................................    86,975           107,740
  Repayments of Federal Home Loan Bank of Atlanta advances..................................   (76,915)         (102,940)
  Proceeds from other borrowings............................................................     4,680               ---
  Net proceeds from exercise of stock options...............................................       130                46
                                                                                              --------          --------
      Net cash provided by financing activities.............................................    33,195            19,473
                                                                                              --------          --------
      Increase (decrease) in cash and cash equivalents......................................    (4,250)              795
      Cash and cash equivalents at beginning of period......................................    15,711             7,828
                                                                                              --------          --------
      Cash and cash equivalents at end of period............................................  $ 11,461          $  8,623
                                                                                              ========          ========
Supplemental information
  Stock dividend............................................................................  $  4,765          $  3,874
  Interest paid on deposits and borrowed funds..............................................     3,182             2,908
  Loans transferred to real estate owned at fair value......................................     2,666             6,244
  Loans to facilitate the sale of real estate owned.........................................     1,576               405
  Income tax payment .......................................................................     1,350             1,337
  Loans transferred to held for sale, net...................................................     1,254               ---

The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY

         Unaudited Notes to Unaudited Consolidated Financial Statements
            As of and for the Six Months Ended June 30, 1996 and 1995

1)       Basis of Presentation
         ---------------------

   First Citizens Financial Corporation ("First Citizens Financial") is the holding company of Citizens Savings Bank F.S.B. ("Citizens" or the "Bank"), a wholly-owned federal savings bank subsidiary of First Citizens Financial. The consolidated financial statements include the accounts of First Citizens Financial, Citizens and wholly-owned subsidiaries of Citizens (collectively, the "Company").

   The financial statements as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 1996 and the results of consolidated operations for the six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995. The consolidated statement of financial condition as of December 31, 1995 is derived from audited financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Citizens Financial's latest report to stockholders' on Form 10-K.

   The results of consolidated operations for the six months ended June 30, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.


2)       Earnings Per Share
         ------------------

   On April 19, 1996, the Board of Directors declared a 10% stock dividend which was distributed on June 3, 1996 to stockholders of record on May 3, 1996. Average shares outstanding and all per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

   Earnings per share for the three and six months ended June 30, 1996 were determined by dividing net income by 3,200,989 and 3,183,165, the weighted average number of shares outstanding during these periods, respectively. Earnings per share for the three and six months ended June 30, 1995 were determined by dividing net income by 3,151,200 and 3,131,938, the weighted average number of shares outstanding during these periods, respectively. Outstanding shares also include common stock equivalents which consist of outstanding stock options, if such options are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

3)        Stock Option Plans
          ------------------

    At June 30, 1996, the Company had three stock-based compensation plans that provide for the grant of stock options to directors and/or officers and key employees of the Company and its subsidiary at prices at least equal to the market value at the date of grant. The maximum term of all options granted under the plans is ten years and vesting occurs either immediately or over a period of up to five years. A total of 795,507 shares of Company common stock were reserved for issuance at June 30, 1996.

    The Company calculates the fair value of its stock options granted after December 31, 1994 in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     Three Months Ended               Six Months Ended
                                                           June 30,                       June 30,
                                                     ------------------               ----------------
                                                     1996          1995               1996        1995
                                                     ----          ----               ----        ----

Expected volatility.............................    49.97%          ---%              50.01%      51.63%
Risk-free interest rates........................     6.80           ---                6.95        7.58
Expected lives in years.........................    10.00         10.00               10.00       10.00
Dividends.......................................     ---            ---                 ---         ---

     A summary of the status of the Company's three fixed stock option plans as of June 30, 1996 and June 30, 1995 and changes during the six months ended on those dates is presented below. Average prices and shares subject to options have been adjusted to reflect stock dividends.


                                                        1996                                    1995
                                              ----------------------------          ----------------------------
                                                          Weighted Average                      Weighted Average
                                              Shares       Exercise Price           Shares       Exercise Price
                                              -------     ----------------          -------     ----------------
Outstanding at beginning of year...........   518,113          $ 7.40               448,618          $ 4.80
Granted....................................    11,700           17.52                22,990           11.36
Exercised..................................   (23,068)           5.24               (34,434)           1.32
Forfeited..................................    (3,670)          13.70                   ---             ---
Expired....................................      (366)          15.69                   ---             ---
                                              -------                               -------
Outstanding at June 30.....................   502,709            7.66               437,174            5.42
                                              =======                               =======

Options exercisable at June 30.............   438,536                               380,679
Weighted average fair value of
   options granted during the period.......   $  7.33                               $ 10.35

      The following table summarizes information about fixed stock options outstanding at June 30, 1996.

                                    Options Outstanding                                     Options Exercisable
                     -------------------------------------------------------            ---------------------------------
                                     Weighted Average
  Range of              Number          Remaining           Weighted Average              Number         Weighted Average
Exercise Prices      Outstanding     Contractual Life         Exercise Price            Exercisable       Exercise Price
- ---------------      -----------     ----------------       ----------------            -----------      ----------------
                                          (years)
$ 1.32 - 1.33          130,995              5.6                  $  1.32                   130,995           $ 1.32
  3.38 - 3.39           42,949              1.2                     3.38                    42,949             3.38
  5.17 - 6.00          125,958              5.7                     5.93                   125,958             5.93
 10.23 -10.95           68,365              6.5                    10.55                    48,199            10.38
 11.36                  12,100              8.7                    11.36                     6,723            11.36
 13.74 -13.85            8,148              8.3                    13.77                     3,308            13.81
 15.68 -15.70           98,474              9.4                    15.68                    70,651            15.68
 16.36 -16.37            5,670              9.3                    16.37                     5,120            16.37
 17.625-17.75           10,050             10.0                    17.70                     4,633            17.72


     In accordance with SFAS No. 123, the following table presents pro forma net income and earnings per share at the dates indicated.


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                     ------------------                 ----------------
                                                     1996          1995                 1996        1995
                                                     ----          ----                 ----        ----
                                                             (In thousands, except per share data)

Pro forma
Net income.....................................     $1,109         $954                $2,162      $1,841
                                                    ======         ====                ======      ======

Earnings per common and common
    equivalent share...........................        .35          .30                   .69         .59
                                                       ===          ===                   ===         ===

     Compensation cost charged against historical net income in the above table was increased by the fair value of stock-based compensation grants. The adjustments amounted to $48,000 for the three months ended June 30, 1996 and $75,000 and $62,000 for the six months ended June 30, 1996 and 1995, respectively. No adjustment was required for the three months ended June 30, 1995. During the initial phase-in period, the effects of applying SFAS No. 123 to historical net income to provide pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.
                                        8

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

FINANCIAL CONDITION (June 30, 1996 compared to December 31, 1995)

    Total assets increased by $38.4 million, or 6.3%, at June 30, 1996 compared to December 31, 1995. Such increase was primarily due to increases of $36.2 million in investment securities and $2.9 million in prepaid expenses and other assets. Loans increased by $3.4 million, net, which reflects originations net of repayments of $61.4 million and $26.3 million of 30-year fixed rate loans sold to improve the Bank's interest rate sensitivity.

    Nonperforming assets, net (including nonaccrual loans and real estate owned, net) amounted to $15.3 million and $15.1 million at June 30, 1996 and December 31, 1995, respectively. The primary causes of the increase were additional nonperforming commercial real estate loans. During the six months ended June 30, 1996, the Bank sold three real estate owned projects and acquired title to the remaining $2.7 million balance of a commercial land loan. Total nonperforming assets, net as a percentage of total assets were 2.4% at June 30, 1996 and 2.5% at December 31, 1995. Total loss reserves as a percentage of total nonperforming assets, gross were 48.4% at June 30, 1996 and 50.5% at December 31, 1995.

   Troubled debt restructurings, net, amounted to $2.9 million and $5.5 million, at June 30, 1996 and December 31, 1995, respectively. Performing loans greater than 90 days past maturity, net, amounted to $12,000 and $2.0 million at June 30, 1996 and December 31, 1995, respectively. The primary cause of the decrease was the extension of a commercial land loan amounting to $1.2 million.

   At June 30, 1996, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties caused management to have serious doubts about the ability of the borrowers to comply with the present loan repayment terms and which might result in the future inclusion of such loans in nonperforming assets.

   The Bank regularly reviews assets in its portfolio to determine whether any require classification. On the basis of such review, the following assets, which include nonperforming assets, were classified at the dates indicated:


Classified Assets                 June 30,1996               December 31,1995
                                  ------------               ----------------
   Substandard.................      $17,950                      $20,446
   Doubtful....................          197                          186
   Loss........................        2,327                        2,387
                                     -------                      -------
                                      20,474                       23,019
   Specific loss reserves......       (2,327)                      (2,387)
                                     -------                      -------
   Classified assets, net......      $18,147                      $20,632
                                     =======                      =======

     The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving management's close attention as "special mention". These assets totaled $25.9 million at June 30, 1996 compared to $25.3 million at December 31, 1995.

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

     The Bank provided an additional $148,000 for potential loan losses during the first six months of 1996 and incurred $429,000 of net charge-offs during the period.

      The Bank also establishes allowances for losses on real estate owned based upon their fair values. The Bank provided $115,000 for additional losses on real estate owned during the first six months of 1996 and incurred $127,000 of charge-offs during the period. The valuations of real estate owned properties are reviewed periodically (at least quarterly) and updated as necessary based on the Bank's expectations of holding periods, leasing or sales activity, and other changes in market conditions.

     Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.

     Taking advantage of a favorable rate environment, investment securities were increased $36.2 million during the first six months of 1996. This increase in earning assets helped to substantially offset the effects of a reduction in net interest margin which decreased from 3.27% for the six months ended June 30, 1995 to 2.98% for the comparable period in 1996. The yield on the investment portfolio increased from 6.30% at December 31, 1995 to 6.95% at June 30, 1996.

     The Bank had unrealized gains of $.5 million and unrealized losses of $2.0 million on its investment securities available-for-sale portfolio at June 30, 1996. The amortized cost of this portfolio was $95.7 million at that date. There were unrealized losses amounting to $210,000 and $188,000 in unrealized gains on the investment securities held-to-maturity portfolio at that date. The Bank's investment securities portfolio includes both agency obligations and mortgage-backed securities.

     Deposits, before interest credited, increased by $7.6 million, or 1.5%, during the six months ended June 30, 1996. Deposits, including interest credited, increased by $18.3 million, a 3.7% increase. Also during the six months ended June 30, 1996, advances from the Federal Home Loan Bank increased $10.1 million or 13.3%. Federal Home Loan Bank advances had an average interest rate of 5.9% at June 30, 1996. Other borrowed money increased to $4.7 million at June 30, 1996 and had an average interest rate of 6.6% at that date.

     At June 30, 1996, stockholders' equity totaled $39.7 million, or 6.1% of total assets, and reflected $.9 million of net unrealized holding losses, net of applicable taxes, on investment securities available-for-sale. At June 30, 1996, the Bank was considered "well capitalized" under regulatory definitions. See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE
30, 1995

     General. The Company recorded net income of $1.1 million, or $.36 per share, for the three months ended June 30, 1996 as compared to net income of $954,000, or $.30 per share, for the three months ended June 30, 1995.

     Net interest income, after provision for loan losses, increased $244,000 when compared to 1995. There was a $881,000, or 8.2%, increase in interest income which was offset by a $737,000, or 11.7%, increase in interest expense. Provision for loan losses decreased $100,000. Other income increased by $254,000 million, or 41.9%, and operating expenses decreased by $91,000, or 2.5%, during the three months ended June 30, 1996 compared to the same period in the prior year.

     Net Interest Income. The Company's net interest income, before provision for loan losses, increased $144,000, or 3.3%, during the three months ended June 30, 1996 as compared to the same period of 1995. Interest income on loans decreased by $211,000, or 2.3%, due to decreases in average yields from 8.2% to 8.0% during the three months ended June 30, 1996 compared to the same period in the prior year. Interest income on investment securities increased by $1.1 million which was primarily due to a $60.9 million increase in average outstanding balances during the three months ended June 30, 1996 compared to the same period in the prior year.

     Interest paid on deposits increased $339,000, or 6.1%, due to a $29.6 million increase in average outstanding balances. Interest on borrowed funds increased $362,000 due to a $23.9 million increase in average outstanding balances. Interest rates increased from 5.8% to 5.9% during the three months ended June 30, 1996 compared to the same period in the prior year.

     Provision for Loan Losses. During the second quarter of 1995, the Company provided $100,000 for loan losses. Management believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio, therefore, no additional loss reserves were provided during the second quarter of 1996. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

     Other Income. Total other income increased $254,000, or 41.9%, during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Loan fees and service charges increased $125,000 due to recognition of deferred extension fees. Other income also increased as a result of increased charges on deposit accounts.

     Operating Expense. Operating expense decreased by $91,000, or 2.5%, during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Compensation and employee benefits decreased by $67,000 due to decreased accruals for bonuses and compensation. Loss from real estate decreased by $77,000 due primarily to a $37,000 decrease in net real estate owned operating expense and a $33,000 increase in net gains on sales of real estate owned.

     Income Taxes. For the quarter ended June 30, 1996, the Company's effective tax rate was substantially equal to the statutory tax rate. For the quarter ended June 30, 1995, the Company's effective tax rate was less than the statutory tax rate due to the tax effects of the exercise of non-incentive stock options by former employees and recovery of $60,000 of the valuation allowance on deferred tax assets.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30,
1995

     General. The Company recorded net income of $2.2 million, or $.70 per share, for the six months ended June 30, 1996 as compared to net income of $1.9 million, or $.61 per share, for the six months ended June 30, 1995.

     Net interest income, after provision for loan losses, increased $75,000 when compared to 1995. There was a $1.9 million, or 8.9%, increase in interest income which was offset by a $1.9 million, or 15.8%, increase in interest expense. Provision for loan losses decreased $102,000. Other income increased by $1.1 million, or 93.3%, and operating expenses increased by $300,000, or 4.1%, during the six months ended June 30, 1996 compared to the same period in the prior year.

     Net Interest Income. The Company's net interest income, before provision for loan losses, decreased $27,000, or .3%, during the six months ended June 30, 1996 as compared to the same period of 1995. Interest income on loans increased by $148,000 million, or .8%, due to an increase in average outstanding balances of $4.2 million. Interest income on investment securities increased by $1.7 million which was primarily due to a $49.4 million increase in average outstanding balances during the six months ended June 30, 1996 compared to the same period in the prior year.

     Interest paid on deposits increased $1.3 million, or 12.4%, due to an increase in average rates paid on deposits from 4.6% to 4.8% and a $34.2 million increase in average outstanding balances. Interest on borrowed funds increased $541,000 due to a $17.4 million increase in average outstanding balances.

     Provision for Loan Losses. During the first half of 1996 and 1995, the Company provided $148,000 and $250,000, respectively, for loan losses. Management of the Bank believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

     Other Income. Total other income increased $1.1 million, or 93.3%, during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The Company realized gains of $574,000 on the sale of 30-year fixed-rate loans amounting to $26.3 million, net. The Company also realized gains amounting to $302,000, an increase of $152,000 from 1995, on the sale of mortgage loans originated for sale by First Citizens Mortgage Corporation ("FCMC"), the Bank's mortgage banking subsidiary. FCMC experienced increased gains on sales of loans originated for sale during the first quarter of 1996 due to increased originations of such loans caused by decreased interest rates. Loan fees and service charges increased $169,000 primarily due to recognition of deferred fees.

     Operating Expense. Operating expense increased by $300,000, or 4.1%, during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Compensation and employee benefits increased by $100,000 due to adjustments to various benefit plans. The Bank recorded a $133,000 adjustment to lower of cost or market on fixed-rate loans held for sale during the six months ended June 30, 1996. These loans were subsequently sold in the third quarter of 1996 at a small profit. No such adjustment was required during the six months ended June 30, 1995. Professional services and equipment, maintenance and data processing expenses also increased during the six months ended June 30, 1996 compared to the same period in the prior year.

     Income Taxes. For the the six months ended June 30, 1996, the Company's effective tax rate was less than the statutory tax rate primarily due to the effects of exercises of non-incentive stock options granted to directors and employees. For the six months ended June 30, 1995, the Company's effective tax rate was less than the statutory tax rate due to the effects of exercises of non-incentive stock options and recovery of $120,000 of the valuation allowance on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Under current regulations, a savings association, such as the Bank, generally is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. The Bank is in compliance with this requirement. At June 30, 1996, the Bank had outstanding loan commitments totaling $24.1 million.

     SAIF-insured institutions, such as the Bank, are required to maintain minimum levels of capital. At June 30, 1996, the Bank continued to exceed all currently applicable core, tangible and risk-based capital requirements.

     At June 30, 1996, the Bank had the following amounts of capital:

                    Actual     % of     Required     % of      Excess     % of
                    Amount    Assets*    Amount     Assets*    Amount    Assets*
                    ------    -------   --------    -------    ------    -------
Core **            $39,632      6.1%     $25,836     4.0%     $13,796     2.1%
Tangible            39,632      6.1        9,688     1.5       29,944     4.6
Risk-weighted**     44,708     11.0       32,455     8.0       12,253     3.0
- ----------

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

     In August 1993, the OTS issued a final rule which adds an interest-rate-risk ("IRR") component to its risk-based capital rule. Under the rule, savings institutions with greater than normal interest rate exposure would be required to deduct from risk-based capital one-half of the difference between the institution's actual measured exposure and the normal level of exposure. The amount to be deducted would be provided by OTS. The OTS has indefinitely delayed implementation of the final rule. Based on financial data as of June 30, 1996, management believes that compliance with the new IRR would not have had a material impact on the Bank's risk-based capital position at that date.

     The United States Congress is considering various legislative proposals regarding Federally insured banks and thrifts which would, among other things,
(i) abolish the OTS and transfer its functions to other agencies of the United States government, (ii) require Federally chartered thrifts, including the Bank, to convert to national or state bank charters or state thrift charters,
(iii) require savings and loan holding companies to be regulated as bank holding companies, and (iv) impose a one-time assessment in order to recapitalize the Savings Association Insurance Fund ("SAIF"). It cannot be determined whether, or in what form, any such legislation will eventually be enacted. Legislation pertaining to how qualified savings institutions calculate their bad debt deduction for federal income tax purposes, if they were to convert their charters, was adopted by the Congress on August 2, 1996 and is expected to be signed by the President during the week of August 19, 1996. The legislation
(i) repeals future bad debt deductions; (ii) exempts pre-1988 bad debt deductions from recapture; and (iii) suspends post-1987 bad debt deductions from recapture, provided that the savings institution meets a new home mortgage lending test. Once enacted, the legislation will exempt from recapture $4.0 million in pre-1988 bad debt deductions taken by the Bank and will defer recapture of an additional $.6 million, subject to compliance with the home mortgage lending test.

     At June 30, 1996, First Citizens Financial Corporation, on an unconsolidated basis, had $1.2 million of cash. First Citizens Financial
Corporation's expenses primarily consist of certain shareholder-related activities. First Citizens Financial Corporation believes it can fund its working capital needs from its own cash account, through the next several years, without payment of dividends from the Bank.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

  (a)      Exhibits

           11.  Computation of Primary and Fully Diluted Earnings Per Share.
           27.  Financial Data Schedule.

  (b)      Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST CITIZENS FINANCIAL
                                                 CORPORATION
                                           ------------------------
                                                 (Registrant)




Date:      August 9, 1996                  By:  /s/ Enos K. Fry
       ---------------------                  ------------------------
                                                Enos K. Fry
                                                Vice Chairman and
                                                  President


Date:      August 9, 1996                  By:  /s/  William C. Scott
       ---------------------                  ------------------------
                                                William C. Scott
                                                Senior Vice President and
                                                  Chief Financial Officer

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY


                                  EXHIBIT INDEX


EXHIBIT NO.       EXHIBIT DESCRIPTION                                       PAGE
- -----------       -------------------                                       ----

   11             Computation of Primary and Fully Diluted
                  Earnings Per Share......................................   18


   27             Financial Data Schedule.................................   19