Form 10-Q/A
period 1996-06-30
FIRST CITIZENS FINANCIAL CORP
filed 1996-08-16
CIK 846869

- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                      --
(Mark one):          /X_/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the period ended June 30, 1996

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

                                    FORM 10-Q/A

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

    The Company calculates the fair value of its stock options granted after December 31, 1994 in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     Three Months Ended               Six Months Ended
                                                           June 30,                       June 30,
                                                     ------------------               ----------------
                                                     1996          1995               1996        1995
                                                     ----          ----               ----        ----

Expected volatility.............................    49.97%          ---%              50.01%      51.63%
Risk-free interest rates........................     6.95           ---                6.79        7.58
Expected lives in years.........................    10.00         10.00               10.00       10.00
Dividends.......................................     ---            ---                 ---         ---

     A summary of the status of the Company's three fixed stock option plans as of June 30, 1996 and June 30, 1995 and changes during the six months ended on those dates is presented below. Average prices and shares subject to options have been adjusted to reflect stock dividends.


                                                        1996                                    1995
                                              ----------------------------          ----------------------------
                                                          Weighted Average                      Weighted Average
                                              Shares       Exercise Price           Shares       Exercise Price
                                              -------     ----------------          -------     ----------------
Outstanding at beginning of year...........   518,113          $ 7.40               448,618          $ 4.80
Granted....................................    11,700           17.52                22,990           11.36
Exercised..................................   (23,068)           5.24               (34,434)           1.32
Forfeited..................................    (3,670)          13.70                   ---             ---
Expired....................................      (366)          15.69                   ---             ---
                                              -------                               -------
Outstanding at June 30.....................   502,709            7.66               437,174            5.42
                                              =======                               =======

Options exercisable at June 30.............   438,536                               380,679
Weighted average fair value of
   options granted during the period.......   $ 10.91                               $  7.33

      The following table summarizes information about fixed stock options outstanding at June 30, 1996.

                                    Options Outstanding                                     Options Exercisable
                     -------------------------------------------------------            ---------------------------------
                                     Weighted Average
  Range of              Number          Remaining           Weighted Average              Number         Weighted Average
Exercise Prices      Outstanding     Contractual Life         Exercise Price            Exercisable       Exercise Price
- ---------------      -----------     ----------------       ----------------            -----------      ----------------
                                          (years)
$ 1.32 - 1.33          130,995              5.6                  $  1.32                   130,995           $ 1.32
  3.38 - 3.39           42,949              1.2                     3.38                    42,949             3.38
  5.17 - 6.00          125,958              5.7                     5.93                   125,958             5.93
 10.23 -10.95           68,365              6.5                    10.55                    48,199            10.38
 11.36                  12,100              8.7                    11.36                     6,723            11.36
 13.74 -13.85            8,148              8.3                    13.77                     3,308            13.81
 15.68 -15.70           98,474              9.4                    15.68                    70,651            15.68
 16.36 -16.37            5,670              9.3                    16.37                     5,120            16.37
 17.625-17.75           10,050             10.0                    17.70                     4,633            17.72


     In accordance with SFAS No. 123, the following table presents pro forma net income and earnings per share at the dates indicated.


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                           June 30,
                                                     ------------------                 ----------------
                                                     1996          1995                 1996        1995
                                                     ----          ----                 ----        ----
                                                             (In thousands, except per share data)

Pro forma
Net income.....................................     $1,109         $954                $2,162      $1,841
                                                    ======         ====                ======      ======

Earnings per common and common
    equivalent share...........................        .35          .30                   .69         .59
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

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST CITIZENS FINANCIAL
                                                 CORPORATION
                                           ------------------------
                                                 (Registrant)




Date:      August 16, 1996                  By:  /s/ Enos K. Fry
       ---------------------                  ------------------------
                                                Enos K. Fry
                                                Vice Chairman and
                                                  President


Date:      August 16, 1996                  By:  /s/  William C. Scott
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