Form 10-Q
period 1996-09-30
FIRST CITIZENS FINANCIAL CORP
filed 1996-11-13
CIK 846869

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one):           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the period ended September 30, 1996
                                               or

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

                                    Yes X No

     Indicate the number of shares outstanding for the issuer's classes of common stock, as of November 8, 1996.

$.01 par value of common stock                              2,933,664
------------------------------                           ---------------
          (class)                                         (outstanding)
-------------------------------------------------------------------------------

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

                                    FORM 10-Q

                                      INDEX

Part I            Financial Information                                               Page

Item 1              Financial Statements of First Citizens Financial Corporation
                      and Subsidiary:

                    Unaudited Consolidated Statements of Financial Condition
                      as of September 30, 1996 and December 31, 1995 ...................3

                    Unaudited Consolidated Statements of Income for the three
                      and nine months ended September 30, 1996 and 1995 ................4

                    Unaudited Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 1996 and 1995.....................5

                    Notes to Unaudited Consolidated Financial Statements
                      as of and for the nine months ended September 30, 1996
                      and 1995..........................................................6

Item 2              Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............................8

Part II           Other Information

Item 6              Exhibits and Reports on Form 8-K...................................12

                  Signature Page.......................................................13

                  Exhibit Index........................................................14




                                         FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                                      Unaudited Consolidated Statements of Financial Condition
                                            (Dollars in thousands, except per share data)


                                                                                             September 30,        December 31,
Assets                                                                                           1996                 1995
                                                                                             -----------        ----------
Cash and cash equivalents................................................................     $  13,674         $    15,711
Investment securities available-for-sale, at estimated fair value                                93,338              73,730
Investment securities held-to-maturity, net (estimated fair value of $59,967 at
  September 30, 1996 and $42,439 at December 31, 1995)...................................        59,800              42,083
Loans receivable, net of allowance for losses of $7,179 and $7,460 at September 30, 1996
  and December 31, 1995, respectively....................................................       463,203             412,603
Loans held for sale, net, at lower of cost or market.....................................         7,454              34,921
Stock in the Federal Home Loan Bank of Atlanta, at cost..................................         4,572               3,842
Real estate owned, net of allowance for losses of $962 and $975 at September 30, 1996
  and December 31, 1995, respectively....................................................        12,201              13,269
Accrued interest receivable..............................................................         4,291               3,364
Premises and equipment, net..............................................................         3,157               2,869
Deferred income taxes, net ..............................................................         1,271               2,328
Prepaid expenses and other assets........................................................         5,498               2,709
                                                                                              ---------           ---------
     Total Assets........................................................................     $ 668,459          $  607,429
                                                                                                =======             =======

Liabilities
Deposit accounts.........................................................................     $ 509,373           $  487,097
Advances from the Federal Home Loan Bank of Atlanta......................................        90,800               75,140
Other borrowed money.....................................................................        19,238                  ---
Accounts payable and accrued expenses....................................................         9,500                6,551
                                                                                              ---------            ---------
     Total Liabilities...................................................................       628,911              568,788
                                                                                                -------              -------

Stockholders' Equity
Preferred stock, $.01 per share par value, 2,000,000 shares authorized, none issued and
   outstanding...........................................................................          ---                   ---
Common stock, $.01 per share par value, 8,000,000 shares authorized, 2,927,170 and 2,629,576 shares issued and outstanding at September 30, 1996 and
   December 31, 1995, respectively.......................................................           29                    26
Additional paid-in capital...............................................................       27,232                22,297
Retained earnings........................................................................        12,920               15,970
Unrealized net holding gains (losses) on investment securities available-for-sale, net of
   taxes.................................................................................         (633)                  348
                                                                                             ---------           -----------
     Total Stockholders' Equity..........................................................       39,548                38,641
                                                                                              --------             ---------
     Total Liabilities and Stockholders' Equity..........................................    $ 668,459             $ 607,429
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




                                         FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                                             Unaudited Consolidated Statements of Income
                                                (In thousands, except per share data)

                                                                             Three Months Ended          Nine Months Ended
                                                                                September 30,               September 30,
                                                                                -------------               -------------
                                                                              1996         1995             1996       1995
                                                                              ----         ----             ----       ----
 Interest income
    Loans receivable.................................................    $   9,522    $   9,166         $ 27,867   $ 27,363
    Investment securities............................................        2,719        1,819            7,299      4,723
    Other interest...................................................            6           14              124         65
                                                                         ---------    ---------         --------   --------
        Total interest income........................................       12,247       10,999           35,290     32,151
                                                                            ------       ------           ------     ------

Interest expense
    Deposit accounts.................................................       5,889         5,746           17,656     16,215
    Advances from the Federal Home Loan Bank of Atlanta .............       1,249           948            3,525      2,700
    Other borrowed money.............................................         198           ---              215        ---
    Capitalized interest.............................................         ---           (36)             ---       (115)
                                                                        ---------      --------       ----------     ------
        Total interest expense.......................................       7,336         6,658           21,396     18,800
                                                                           ------       -------           ------     ------

    Net interest income..............................................       4,911         4,341           13,894     13,351
Provision for (recovery of) loan losses..............................           1           (48)             149        202
                                                                         --------      --------         --------    -------
Net interest income after provision for (recovery of) loan losses           4,910         4,389           13,745     13,149
                                                                           ------       -------           ------    -------

Other income
    Deposit service charges..........................................         373           290            1,037        810
    Gain on sale of loans............................................          71           191              947        341
    Loan fees and service charges....................................          94            73              460        270
    Servicing fee income, net........................................          56            84              221        210
    Gains on sale of investment securities...........................         ---           ---               31         46
    Other............................................................          35           128              144        233
                                                                         --------      --------         --------    -------
        Total other income...........................................         629           766            2,840      1,910
                                                                          -------      --------          -------     ------

Operating expense
    Compensation and employee benefits...............................       1,960         1,838            5,922      5,700
    Federal insurance fund recapitalization .........................       3,029           ---            3,029       ---
    Equipment, maintenance and data processing.......................         301           290              980        919
    Federal insurance premiums.......................................         326           300              949        954
    Occupancy........................................................         307           315              947        912
    Professional services............................................         221           200              638        567
    Advertising and promotion........................................          87            92              387        376
    (Gain) loss from real estate, net................................         (45)           42               30        161
    Other............................................................         264           437            1,125      1,183
                                                                         --------      --------          -------    -------
        Total operating expense......................................       6,450         3,514           14,007     10,772
                                                                          -------       -------           ------     ------

Income  (loss) before income taxes...................................        (911)        1,641            2,578      4,287
    Provision (benefit) for income taxes ............................        (406)          597              856      1,342
                                                                        ---------      --------         --------    -------
Net income (loss).................................................... $      (505)   $    1,044        $   1,722   $  2,945
                                                                         ========       =======          =======    =======

Earnings (loss) per common and common equivalent
  share (note 2).....................................................$       (.16) $        .33      $       .54 $      .94
                                                                        =========     =========         ========   ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        4



                                         FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                                           Unaudited Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                                                                     Nine Months Ended
                                                                                                       September 30,
Operating activities                                                                              1996              1995
                                                                                                  ----              ----
Net income..................................................................................$    1,722      $      2,945
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
  Provision for losses on assets............................................................       264               331
  Amortization of loan fees, premiums, discounts and deferred interest                            (635)             (794)
  Loans originated for sale, net of repayments..............................................   (22,378)          (25,727)
  Sale of loans held for sale...............................................................    51,136            25,008
  (Increase) decrease in accrued interest receivable, prepaid expenses and other assets ....    (3,806)            1,434
  Depreciation and amortization of premises and equipment...................................       308               293
  Increase in accounts payable and accrued expenses.........................................     2,949             2,208
  Deferred income tax provision (benefit)...................................................     1,674              (699)
  Other.....................................................................................        19                (3)
                                                                                            ----------        -----------
     Net cash provided by operating activities..............................................    31,253             4,996
                                                                                               -------           -------

Investing activities
  Loans originated, net of repayments and sales.............................................   (51,268)           (8,105)
  Loans purchased...........................................................................      (181)              ---
  Investment securities purchased...........................................................   (82,543)          (35,372)
  Investment securities sold................................................................     7,591               ---
  Principal repayments, maturities and calls of investment securities                           35,923            12,455
  Purchases of Federal Home Loan Bank of Atlanta stock......................................    (1,518)              (51)
  Sales of Federal Home Loan Bank of Atlanta stock..........................................       788               ---
  Capitalized additions to real estate owned................................................    (2,648)           (2,264)
  Proceeds from sale of real estate owned...................................................     3,815             4,488
  Net additions to premises and equipment...................................................      (596)             (235)
                                                                                             ---------          --------
      Net cash used in investing activities.................................................   (90,637)          (29,084)
                                                                                              --------           -------

Financing activities
  Net increase in deposits..................................................................    22,276            15,585
  Proceeds from Federal Home Loan Bank of Atlanta advances..................................   146,450           154,140
  Repayments of Federal Home Loan Bank of Atlanta advances..................................  (130,790)         (145,790)
  Proceeds from other borrowings............................................................    19,238              ---
  Net proceeds from exercise of stock options...............................................       173                99
                                                                                            ----------       -----------
    Net cash provided by financing activities ..............................................    57,347            24,034
                                                                                            ----------        ----------
    Decrease in cash and cash equivalents ..................................................    (2,037)              (54)
    Cash and cash equivalents at beginning of period .......................................    15,711             7,828
                                                                                            ----------        ----------
    Cash and cash equivalents at end of period ......... ...................................   $13,674           $ 7,774
                                                                                            ==========        ==========

Supplemental information
  Stock dividend (note 2)...................................................................$   4,765         $    3,874
  Interest paid on deposits and borrowed funds..............................................    4,950              4,022
  Loans transferred to real estate owned at fair value......................................    2,666              6,244
  Loans to facilitate the sale of real estate owned.........................................    2,452              1,291
  Income tax payment .......................................................................    1,350              1,757
  Loans transferred to held for sale, net...................................................    1,254                ---

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                        5

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements
         As of and for the Nine Months Ended September 30, 1996 and 1995

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

     The financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of September 30, 1996 and the results of consolidated operations for the three and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. The consolidated statement of financial condition as of December 31, 1995 is derived from audited financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Citizens Financial's latest report on Form 10-K.

     The results of consolidated operations for the nine months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1996.

2)   Earnings Per Share

     On April 19, 1996, the Board of Directors declared a 10% stock dividend which was distributed on June 3, 1996 to stockholders of record on May 3, 1996. Average shares outstanding and all per share amounts are based on the increased number of shares giving retroactive effect to the stock dividend.

     Earnings per share for the three and nine months ended September 30, 1996 were determined by dividing net income by 3,193,238 and 3,188,890, the weighted average number of shares outstanding during these periods, respectively. Earnings per share for the three and nine months ended September 30, 1995 were determined by dividing net income by 3,164,191 and 3,144,637, the weighted average number of shares outstanding during these periods, respectively. Outstanding shares also include common stock equivalents which consist of outstanding stock options, if such options are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

3)   Stock Option Plans

     At September 30, 1996, the Company had three stock-based compensation plans that provide for the grant of stock options to directors and/or officers and key employees of the Company and its subsidiary at prices at least equal to the market value at the date of grant. The maximum term of all options granted under the plans is ten years and vesting occurs either immediately or over a period of up to five years. A total of 795,507 shares of Company common stock were reserved for issuance at September 30, 1996.

     The Company calculates the fair value of its stock options granted after December 31, 1994 in accordance with Statement of Financial Accounting Standards
(SFAS) No. 123 Accounting for Stock-Based Compensation. The fair value of each option grant is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                                     ------------------               -----------------
                                                    1996         1995                 1996         1995
                                                    ----         ----                 ----         ----
Expected volatility.............................   49.61%       51.25%               49.96%       51.56%
Risk-free interest rates........................    6.89         6.42                 6.81         7.34
Expected lives in years.........................   10.00        10.00                10.00        10.00
Dividends.......................................    ---           ---                  ---          ---

     A summary of the status of the Company's three fixed stock option plans as of September 30, 1996 and 1995, respectively, and changes during the nine months ended on those dates is presented below. Average prices and shares subject to options have been adjusted to reflect stock dividends.

                                                             1996                                    1995
                                                 ----------------------------              -------------------------
                                                       Weighted Average                       Weighted Average
                                                  Shares       Exercise Price               Shares    Exercise Price
                                                  ------       --------------               ------    --------------
Outstanding at beginning of year                 518,112         $  7.40                   448,586      $  4.80
Granted....................................       13,200           17.32                    27,560        12.19
Exercised..................................      (35,000)           5.37                   (43,963)        2.25
Forfeited..................................       (4,036)          13.87                       ---          ---
Expired....................................         (641)          15.90                       ---          ---
                                                 -------                                   -------
Outstanding at September 30................      491,635            7.74                   432,183         5.53
                                                 =======                                   =======

Options exercisable at September 30              433,540                                   365,235
Weighted average fair value of options
   granted during the period...............      $ 10.79                                   $  7.48

      The following table summarizes information about fixed stock options outstanding at September 30, 1996.

                                Options Outstanding                                               Options Exercisable
---------------------------------------------------------------------------------             --------------------------------
                       Weighted Average
       Range of               Number             Remaining           Weighted Average            Number       Weighted Average
    Exercise Prices        Outstanding        Contractual Life        Exercise Price           Exercisable     Exercise Price
    ---------------        -----------        ----------------        --------------           -----------     --------------
                                                 (years)
 $  1.32   -   1.33          126,328              5.3                  $  1.32                   126,328            $1.32
    3.38   -   3.39           39,615              6.2                     3.38                    39,615             3.38
    5.17   -   6.00          123,860              5.5                     5.94                   123,860             5.94
   10.23   -  10.95           68,365              7.7                    10.55                    54,918            10.45
   11.36                      12,100              8.4                    11.36                     6,720            11.36
   13.74   -  13.85            8,148              8.1                    13.77                     3,308            13.81
   15.68   -  15.70           96,274              9.2                    15.68                    68,813            15.68
   16.00   -  16.37            6,895              9.2                    16.27                     5,345            16.33
   17.625 -   17.75           10,050              9.7                    17.70                     4,633            17.72

     In accordance with SFAS No. 123, the following table presents pro forma net income (loss) and earnings (loss) per share at the dates indicated.

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,              September 30,
                                                     --------------------------------------------------
                                                           1996        1995               1996         1995
                                                           ----        ----               ----         ----
Pro forma                                                      (In thousands, except per share data)

Net income (loss)..................................      $ (506)    $ 1,014            $ 1,672      $ 2,874
                                                           ====       =====              =====        =====

Earnings (loss) per common and common
    equivalent share...............................     $  (.16)  $     .32            $   .53      $   .91
                                                           ====         ===                ===          ===

     Compensation cost charged against historical net income in the above table was increased by the fair value of stock- based compensation grants. The pre-tax adjustments amounted to $2,000 and $47,000 for the three months ended September 30, 1996 and 1995, respectively, and $75,000 and $103,000 for the nine months ended September 30, 1996 and 1995, respectively. During the initial phase-in period, the effects of applying SFAS No. 123 to historical net income to provide pro forma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.

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

FINANCIAL CONDITION (September 30, 1996 compared to December 31, 1995)

     Total assets increased by $61 million, or 10.0%, at September 30, 1996 compared to December 31, 1995. Such increase was due to increases of $37.3 million in investment securities and $2.8 million in prepaid expenses and other assets. Loans increased by $23.1 million, net, which reflects originations net of repayments of $51.3 million and $26.3 million of 30-year fixed rate loans sold to improve the Bank's interest rate sensitivity.

     Nonperforming assets, net (including nonaccrual loans and real estate owned, net) amounted to $13.3 million and $15.1 million at September 30, 1996 and December 31, 1995, respectively. The primary cause of the decrease was a $1.1 million commercial real estate loan returned to accrual status. During the nine months ended September 30, 1996, the Bank sold three real estate owned projects and acquired title to the remaining $2.7 million balance of a commercial land loan. Total nonperforming assets, net as a percentage of total assets were 2.0% at September 30, 1996 and 2.5% at December 31, 1995. Total loss reserves as a percentage of total nonperforming assets, gross were 54.7% at September 30, 1996 and 50.5% at December 31, 1995.

     Troubled debt restructurings, net, amounted to $3.9 million and $5.5 million, at September 30, 1996 and December 31, 1995, respectively. Performing loans greater than 90 days past maturity, net, amounted to $5,000 and $2.0 million at September 30, 1996 and December 31, 1995, respectively. The primary cause of the decrease was the extension of a commercial land loan amounting to $1.8 million.

     At September 30, 1996, there were no loans with respect to which known information about possible credit problems of the borrowers or cash flows of the security properties caused management to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and which might result in the future inclusion of such loans in nonperforming assets.

     The Bank regularly reviews assets in its portfolio to determine whether any require classification. On the basis of such review, the following assets, which include nonperforming assets, were classified at the dates indicated:

      Classified Assets                                         September 30,1996                    December 31,1995
                                                                -----------------                    ----------------
          Substandard................................               $ 16,340                             $ 20,446
          Doubtful...................................                    168                                  186
          Loss.......................................                  2,339                                2,387
                                                                     -------                              -------
                                                                      18,847                               23,019
          Specific loss reserves.....................                 (2,339)                              (2,387)
                                                                      ------                               ------
          Classified assets, net.....................               $ 16,508                             $ 20,632
                                                                      ======                               ======

     The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving management's close attention as "special mention". These assets totaled $25.4 million at September 30, 1996 compared to $25.3 million at December 31, 1995.

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

     The Bank provided an additional $149,000 for potential loan losses during the first nine months of 1996 and incurred $429,000 of net charge-offs during the period.

      The Bank also establishes allowances for losses on real estate owned based upon their fair values. The Bank provided $115,000 for additional losses on real estate owned during the first nine months of 1996 and incurred $127,000 of charge-offs during the period. The valuations of real estate owned properties are reviewed periodically (at least quarterly) and updated as necessary based on the Bank's expectations of holding periods, leasing or sales activity, and other changes in market conditions.

     Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.

     Taking advantage of a favorable rate environment, investment securities increased $37.3 million during the first nine months of 1996. This increase in earning assets helped to substantially offset the effects of a reduction in net interest margin which decreased from 3.21% for the nine months ended September 30, 1995 to 3.03% for the comparable period in 1996. The yield on the investment portfolio increased from 6.30% at December 31, 1995 to 7.11% at September 30, 1996.

     The Bank had unrealized gains of $.5 million and unrealized losses of $1.5 million on its investment securities available-for-sale portfolio at September 30, 1996. The amortized cost of this portfolio was $94.3 million at that date. There were unrealized losses amounting to $144,000 and $311,000 in unrealized gains on the investment securities held-to-maturity portfolio at that date. The Bank's investment securities portfolio includes both agency obligations and mortgage-backed securities.

     Deposits, before interest credited, increased by $6.1 million, or 1.3%, during the nine months ended September 30, 1996. Deposits, including interest credited, increased by $22.3 million, a 4.6% increase. Also during the nine months ended September 30, 1996, advances from the Federal Home Loan Bank increased $15.7 million, or 20.8%. Federal Home Loan Bank advances had an average interest rate of 6.1% at September 30, 1996. Other borrowed money increased to $19.2 million at September 30, 1996 and had an average interest rate of 6.6% at that date. Accounts payable and accrued expenses include a one-time Savings Association Insurance Fund ("SAIF") recapitalization assessment of $3.0 million.

     At September 30, 1996, stockholders' equity totaled $39.5 million, or 5.9% of total assets, and reflected $.6 million of net unrealized holding losses, net of applicable taxes, on investment securities available-for-sale. At September 30, 1996, the Bank was considered "well capitalized" under regulatory definitions. See "Liquidity and Capital Resources".


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     General. The Company recorded a net loss of $505,000, or $.16 per share, for the three months ended September 30, 1996 as compared to net income of $1.0 million, or $.33 per share, for the three months ended September 30, 1995.

     Net interest income, after provision for (recovery of) loan losses, increased $521,000 when compared to 1995. There was a $1.2 million, or 11.3%, increase in interest income which was partially offset by a $678,000, or 10.2%, increase in interest expense. Provision for loan losses increased $49,000. Other income decreased by $137,000, or 17.9%. Operating expenses, excluding the one-time SAIF recapitalization assessment of $3.0 million, decreased by $93,000, or 2.6%, during the three months ended September 30, 1996 compared to the same period in the prior year.

     Net Interest Income. The Company's net interest income, before provision for (recovery of) loan losses, increased $570,000, or 13.1%, during the three months ended September 30, 1996 as compared to the same period of 1995. Interest income on loans increased by $356,000, or 3.9%, due to an increase in average loans outstanding during the three months ended

September 30, 1996 compared to the same period in the prior year. Interest income on investment securities increased by $900,000 which was primarily due to a $49.3 million increase in average outstanding balances during the three months ended September 30, 1996 compared to the same period in the prior year.

     Interest paid on deposits increased $143,000, or 2.5%, due to a $34.1 million increase in average outstanding balances. Interest rates on deposits decreased from 4.8% to 4.6% during the three months ended September 30, 1996 compared to the same period in the prior year. Interest on borrowed funds increased $499,000 due to a $31.3 million increase in average outstanding balances. Interest rates on borrowed funds increased from 5.8% to 6.0% during the three months ended September 30, 1996 compared to the same period in the prior year.

     Provision for (Recovery of) Loan Losses. During the third quarter of 1995, the Company recovered $48,000 from the allowance for loan losses. Management believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio. Therefore, only $1,000 of additional loss reserves were provided during the third quarter of 1996. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

     Other Income. Total other income decreased $137,000, or 17.9%, during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Gain on sales of loans decreased $120,000 primarily due to decreased volume of fixed-rate loans originated for resale by First Citizens Mortgage Corporation ("FCMC"), the Bank's mortgage banking subsidiary. Originations by FCMC were negatively affected by an increase in fixed-rate loan interest rates during the third quarter of 1996.

     Operating Expense. Operating expense increased by $2.9 million, or 83.6%, during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Excluding a one-time SAIF recapitalization assessment of $3.0 million, operating expense decreased by $93,000, or 2.6% during the period. Compensation and employee benefits increased by $122,000 due to increased accruals for bonuses and other compensation. Other expense decreased primarily as a result of a recovery of a lower of cost or market adjustment on loans held for sale.

     Income Taxes. For the quarter ended September 30, 1996, the Company's effective tax rate was substantially equal to the statutory tax rate. For the quarter ended September 30, 1995, the Company's effective tax rate was less than the statutory tax rate due to the tax effects of the exercise of non-incentive stock options by former employees and recovery of $36,000 of the valuation allowance on deferred tax assets.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

     General. The Company recorded net income of $1.7 million, or $.54 per share, for the nine months ended September 30, 1996 as compared to net income of $2.9 million, or $.94 per share, for the nine months ended September 30, 1995.

     Net interest income, after provision for (recovery of) loan losses, increased $596,000 when compared to 1995. There was a $3.1 million, or 9.8%, increase in interest income which was partially offset by a $2.6 million, or 13.8%, increase in interest expense. Provision for loan losses decreased $53,000. Other income increased by $930,000, or 48.7%. Operating expenses, excluding the one-time SAIF recapitalization assessment of $3.0 million, increased by $206,000, or 1.9%, during the nine months ended September 30, 1996 compared to the same period in the prior year.

     Net Interest Income. The Company's net interest income, before provision for (recovery of) loan losses, increased $543,000, or 4.1%, during the nine months ended September 30, 1996 as compared to the same period of 1995. Interest income on loans increased by $504,000, or 1.8%, due to an increase in average outstanding balances of $9.3 million. Interest income on investment securities increased by $2.6 million which was primarily due to a $49.3 million increase in average outstanding balances during the nine months ended September 30, 1996 compared to the same period in the prior year.

     Interest paid on deposits increased $1.4 million, or 8.9%, due to an increase in average rates paid on deposits from 4.6% to 4.7% and a $34.2 million increase in average outstanding balances. Interest on borrowed funds increased $1.0 million due to a $22.1 million increase in average outstanding balances.

     Provision for (Recovery of) Loan Losses. During the first three quarters of 1996 and 1995, the Company provided $149,000 and $202,000, respectively, for loan losses. Management of the Bank believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

     Other Income. Total other income increased $930,000, or 48.7%, during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Deposit service charges increased as a result of the increased volume of accounts subject to such charges. The Company realized gains of $574,000 on the sale of 30-year fixed-rate loans amounting to $26.3 million, net. The Company also realized gains amounting to $344,000, substantially the same amount as 1995, on the sale of mortgage loans originated for sale by FCMC. Loan fees and service charges increased $190,000 primarily due to recognition of deferred fees.

     Operating Expense. Operating expense increased by $3.2 million, or 30.0%, during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Excluding a one-time SAIF recapitalization assessment of $3.0 million, operating expense increased by $206,000, or 1.9%, during the period. Compensation and employee benefits increased by $222,000 due to adjustments to various benefit plans. Professional services and equipment, maintenance and data processing expenses also increased during the nine months ended September 30, 1996 compared to the same period in the prior year.

     Income Taxes. For the nine months ended September 30, 1996 and 1995, the Company's effective tax rate was less than the statutory tax rate primarily due to the effects of exercises of non-incentive stock options granted to directors and employees. Additionally, for the nine months ended September 30, 1995, the effective tax rate was less than the statutory tax rate due to the recovery of $156,000 of the valuation allowance on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Under current regulations, a savings association, such as the Bank, generally is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. The Bank is in compliance with this requirement. At September 30, 1996, the Bank had outstanding loan commitments totaling $19.6 million.

     SAIF-insured institutions, such as the Bank, are required to maintain minimum levels of capital. At September 30, 1996, the Bank continued to exceed all currently applicable core, tangible and risk-based capital requirements.

     At September 30, 1996, the Bank had the following amounts of capital:

                                 Actual         % of           Required           % of          Excess          % of
                                 Amount        Assets*          Amount           Assets*        Amount         Assets*
                                 ------        -------          ------           -------        ------         -------
Core **                         $39,158         5.9%            $26,771           4.0%         $12,387           1.9%
Tangible                         39,158         5.9              10,039           1.5           29,119           4.4
Risk-weighted**                  44,411        10.6              33,605           8.0           10,806           2.6

*    Based  upon  adjusted  total  assets  for the  core  and  tangible  capital
     requirements,   and  risk-weighted   assets  for  the  risk-based   capital
     requirement.

** 5.0% core and 10.0% risk-based capital required to be considered "well capitalized" and 4.0% core and 8.0% risk- based capital required to be considered "adequately capitalized" under the OTS "Prompt Corrective Action" regulations. Under current OTS capital regulations, the minimum core capital requirement is 3% and the minimum risk-based capital requirement is 8%.

     In August 1993, the OTS issued a final rule which adds an interest-rate-risk ("IRR") component to its risk-based capital rule. Under the rule, savings institutions with greater than normal interest rate exposure would be required to deduct from risk-based capital one-half of the difference between the institution's actual measured exposure and the normal level of exposure. The amount to be deducted would be provided by OTS. The OTS has indefinitely delayed implementation of the final rule. Based on financial data as of September 30, 1996, management believes that compliance with the new IRR would not have had a material impact on the Bank's risk-based capital position at that date.

     The United States Congress is considering various legislative proposals regarding Federally insured banks and thrifts which would, among other things,
(i) abolish the OTS and transfer its functions to other agencies of the United States government, (ii) require Federally chartered thrifts, including the Bank, to convert to national or state bank charters or state thrift charters, and
(iii) require savings and loan holding companies to be regulated as bank holding companies. It cannot be determined whether, or in what form, any such legislation will eventually be enacted. Legislation pertaining to how qualified savings institutions calculate their bad debt deduction for federal income tax purposes, if they were to convert their charters, was enacted in August 1996. The legislation (i) repeals future bad debt deductions; (ii) exempts pre-1988 bad debt deductions from recapture; and (iii) suspends post-1987 bad debt deductions from recapture, provided that the savings institution meets a new home mortgage lending test. The legislation exempts from recapture $4.0 million in pre-1988 bad debt deductions taken by the Bank and defers recapture of an additional $.6 million, subject to compliance with the home mortgage lending test. Legislation imposing a one-time assessment in order to recapitalize the SAIF was enacted on September 30, 1996. Such legislation requires thrifts to pay a 65.7 basis point assessment based on deposits as of March 31, 1995. The assessment amounted to $3.0 million for the Bank and will be paid during the fourth quarter of 1996. Payment of this special assessment will reduce the Bank's deposit insurance premiums to the SAIF in future periods.

     At September 30, 1996, First Citizens Financial Corporation, on an unconsolidated basis, had $1.3 million of cash. First Citizens Financial
Corporation's expenses primarily consist of certain shareholder-related activities. First Citizens Financial Corporation believes it can fund its working capital needs from its own cash account, through the next several years, without payment of dividends from the Bank.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

              11.  Computation of Primary and Fully Diluted Earnings Per Share.
              27.  Financial Data Schedule.

     (b)      Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FIRST CITIZENS FINANCIAL
                                                          CORPORATION
                                                   ------------------------
                                                   (Registrant)








Date:     November 12, 1996                             By: /s/ Enos K. Fry
      --------------------------                           ----------------
                                                                Enos K. Fry
                                                              Vice Chairman and
                                                                 President



Date:     November 12, 1996                             By: /s/ William C. Scott
      --------------------------                           ---------------------
                                                            William C. Scott
                                                       Senior Vice President and
                                                         Chief Financial Officer

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY


                                  EXHIBIT INDEX


EXHIBIT NO.      EXHIBIT DESCRIPTION                                        PAGE


    11           Computation of Primary and Fully Diluted
                 Earnings Per Share .....................................     15


    27           Financial Data Schedule.................................     16