Form 10-Q
period 1997-03-31
FIRST CITIZENS FINANCIAL CORP
filed 1997-05-14
CIK 846869

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one):       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended March 31, 1997

                                       or

                  | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from         to
                         Commission file number 0-17912

                      FIRST CITIZENS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         52-1638667
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


22 Firstfield Road, Gaithersburg, Maryland                    20878
------------------------------------------                   --------
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

                                    Yes X    No
                                       ---     ---

        Indicate the number of shares outstanding for the issuer's classes of common stock, as of May 9, 1997.

        $.01 par value of common stock                2,943,820
        ------------------------------              ------------
                 (class)                            (outstanding)

================================================================================

                      FIRST CITIZENS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX


Part I      Financial Information                                           Page
------      ---------------------                                           ----

Item 1 Financial Statements of First Citizens Financial Corporation and Subsidiary:

            Unaudited Consolidated Statements of Financial Condition
              as of March 31, 1997 and December 31, 1996....................  3

            Unaudited Consolidated Statements of Income for the three
              months ended March 31, 1997 and 1996..........................  4

            Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996..........................  5

            Notes to Unaudited Consolidated Financial Statements as
              of and for the three months ended March 31, 1997 and 1996.....  6

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  8

Part II     Other Information
-------     -----------------

Item 6      Exhibits and Reports on Form 8-K................................ 12

            Signature Page.................................................. 13

            Exhibit Index................................................... 14

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
            Unaudited Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per share data)


                                                                                               March 31,          December 31,
Assets                                                                                           1997                1996
                                                                                             -----------          ----------
Cash and cash equivalents................................................................    $   16,764         $    16,342
Investment securities available-for-sale, at estimated fair value........................        83,028              81,387
Investment securities held-to-maturity, net (estimated fair value of $55,985 at
  March 31, 1997 and $56,788 at December 31, 1996).......................................        55,740              56,035
Loans receivable, net of allowance for losses of $6,921 and $6,931 at March 31, 1997
  and December 31, 1996, respectively....................................................       505,248             497,291
Loans held for sale, net, at lower of cost or market.....................................         6,735               8,801
Stock in the Federal Home Loan Bank of Atlanta, at cost..................................         3,935               3,862
Real estate owned, net of allowance for losses of $1,022 and $1,049 at March 31, 1997
  and December 31, 1996, respectively....................................................         8,979               9,772
Accrued interest receivable..............................................................         4,273               3,848
Premises and equipment, net..............................................................         3,505               3,450
Deferred income taxes, net ..............................................................         1,355               1,392
Prepaid expenses and other assets........................................................         4,241               5,016
                                                                                              ---------           ---------
     Total Assets........................................................................    $  693,803          $  687,196
                                                                                                =======             =======

Liabilities
Deposit accounts.........................................................................     $ 544,461            $ 538,897
Advances from the Federal Home Loan Bank of Atlanta......................................        73,350               74,800
Other borrowed money.....................................................................        24,305               24,238
Accounts payable and accrued expenses....................................................         9,319                7,644
                                                                                              ---------            ---------
     Total Liabilities...................................................................       651,435              645,579
                                                                                                -------              -------

Stockholders' Equity
Preferred stock, $.01 per share par value, 2,000,000 shares authorized, none issued and
   outstanding...........................................................................          ---                   ---
Common stock, $.01 per share par value, 8,000,000 shares authorized, 2,943,820 and
   2,937,860 shares issued and outstanding at March 31, 1997 and December 31, 1996,
      respectively.......................................................................           29                    29
Additional paid-in capital...............................................................       27,325                27,307
Retained earnings........................................................................       15,782                14,367
Unrealized net holding losses on investment securities available-for-sale, net of
   taxes.................................................................................         (768)                 (86)
                                                                                             ---------             ---------
     Total Stockholders' Equity..........................................................       42,368                41,617
                                                                                              --------             ---------
     Total Liabilities and Stockholders' Equity..........................................    $ 693,803             $ 687,196
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

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                   Unaudited Consolidated Statements of Income
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                                March 31,
                                                           ---------------------
                                                              1997         1996
                                                              ----         ----
 Interest income
    Loans receivable .................................     $ 10,380      $ 9,328
    Investment securities ............................        2,521        2,012
    Other interest ...................................            3           67
                                                           --------      -------
        Total interest income ........................       12,904       11,407
                                                           --------      -------

Interest expense
    Deposit accounts .................................        6,105        5,911
    Advances from the Federal Home Loan Bank
      of Atlanta .....................................        1,183        1,086
    Other borrowed money .............................          361           --
                                                           --------      -------
        Total interest expense .......................        7,649        6,997
                                                           --------      -------

    Net interest income ..............................        5,255        4,410
Provision for loan losses ............................           --          148
                                                           --------      -------
Net interest income after provision for
  loan losses ........................................        5,255        4,262
                                                           --------      -------

Other income
    Deposit service charges ..........................          354          289
    Gain on sale of loans ............................           93          776
    Loan fees and service charges ....................           97          149
    Servicing fee income, net ........................           52           84
    Gains on sale of investment securities ...........           --            4
    Other ............................................           56           49
                                                           --------      -------
        Total other income ...........................          652        1,351
                                                           --------      -------

Operating expense
    Compensation and employee benefits ...............        2,102        2,033
    Equipment, maintenance and data processing .......          380          360
    Federal insurance premiums .......................          120          306
    Occupancy ........................................          302          324
    Professional services ............................          190          170
    Advertising and promotion ........................          191          182
    (Gain) loss from real estate, net ................         (113)         204
    Other ............................................          408          405
                                                           --------      -------
        Total operating expense ......................        3,580        3,984
                                                           --------      -------

Income before income taxes ...........................        2,327        1,629
    Provision for income taxes .......................          912          551
                                                           --------      -------
Net income ...........................................     $  1,415      $ 1,078
                                                           ========      =======

Earnings per common and common equivalent
  share (note 2) .....................................     $    .44      $   .34
                                                           ========      =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)
                                                             Three Months Ended
                                                                  March 31,
                                                             -------------------
Operating activities                                           1997        1996
                                                               ----        ----
Net income .............................................   $  1,415    $  1,078
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision for losses on assets .......................        102         263
  Amortization of loan fees, premiums, discounts and
   deferred interest ...................................       (174)       (226)
  Loans originated for sale, net of repayments .........     (3,961)    (11,019)
  Sale of loans held for sale ..........................      6,032      37,870
  Increase in accrued interest receivable, prepaid
   expenses and other assets ...........................        (77)     (2,181)
  Depreciation and amortization of premises and
   equipment ...........................................        125         107
  Increase in accounts payable and accrued expenses ....      2,568         448
  Deferred income tax provision ........................         --         587
  Other ................................................        (37)         25
                                                           --------    --------
     Net cash provided by operating activities .........      5,993      26,952
                                                           --------    --------

Investing activities
  Loans originated, net of repayments and sales ........     (7,717)    (11,761)
  Loans purchased ......................................         --        (181)
  Investment securities purchased ......................     (9,545)    (58,477)
  Investment securities sold ...........................         --       4,979
  Principal repayments, maturities and calls of
   investment securities ...............................      7,027      26,875
  Purchases of Federal Home Loan Bank of
   Atlanta stock .......................................       (780)       (410)
  Sales of Federal Home Loan Bank of Atlanta stock .....        707         282
  Capitalized additions to real estate owned ...........        (13)       (973)
  Proceeds from sale of real estate owned ..............        731         251
  Net additions to premises and equipment ..............       (180)       (102)
                                                           --------    --------
     Net cash used in investing activities .............     (9,770)    (39,517)
                                                           --------    --------

Financing activities
  Net increase in deposits .............................      5,564      13,140
  Proceeds from Federal Home Loan Bank of
   Atlanta advances ....................................     88,008      32,425
  Repayments of Federal Home Loan Bank of
   Atlanta advances ....................................    (89,458)    (29,875)
  Proceeds from other borrowings .......................         67          --
  Net proceeds from exercise of stock options ..........         18         112
                                                           --------    --------
     Net cash provided by financing activities .........      4,199      15,802
                                                           --------    --------
     Increase in cash and cash equivalents .............        422       3,237
     Cash and cash equivalents at beginning of period ..     16,342      15,711
                                                           --------    --------
     Cash and cash equivalents at end of period ........   $ 16,764    $ 18,948
                                                           ========    ========

Supplemental information
  Interest paid on deposits and borrowed funds .........   $  2,083    $  1,573
  Loans to facilitate the sale of real estate owned ....         --         865
  Income tax payment ...................................         --         530
  Loans transferred to held for sale, net ..............         --       1,254


The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
          As of and for the Three Months Ended March 31, 1997 and 1996
________________________________________________________________________________

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

   The financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of March 31, 1997 and the results of consolidated operations for the three months ended March 31, 1997 and 1996 and consolidated cash flows for the three months ended March 31, 1997 and 1996. The consolidated statement of financial condition as of December 31, 1996 is derived from audited financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Citizens Financial's latest report on Form 10-K.

   The results of consolidated operations for the three months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. The proposed acquisition of the Company by Provident Bankshares Corporation is discussed in Management's Discussion and Analysis of Financial Condition.

2) Earnings Per Share

   Earnings per share for the three months ended March 31, 1997 and 1996 were determined by dividing net income by 3,241,299 and 3,178,512, the weighted average number of shares outstanding during these periods, respectively. Outstanding shares also include common stock equivalents which consist of outstanding stock options, if such options are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

3) Stock Option Plans

   At March 31, 1997, the Company had three stock-based compensation plans that provide for the grant of stock options to directors and/or officers and key employees of the Company and its subsidiary at prices at least equal to the market value at the date of grant. The maximum term of all options granted under the plan is ten years and vesting occurs either immediately or over a period of up to five years. A total of 638,626 shares of Company common stock were reserved for issuance at March 31, 1997.

   The Company calculates the fair value of its stock options granted after December 31, 1994 in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the stated net income and earnings per share in the Consolidated Statements of Income, in addition to the proforma net income and earnings per share reflecting the compensation costs for stock options granted during the three months ended March 31, 1997 and 1996, are disclosed in the table below:
                                                Three Months Ended
                                                      March 31,
                                                ------------------
                                                 1997        1996
                                                 ----        ----
   Net income:
      As reported ............................  $1,415      $1,078
      Proforma ...............................   1,387       1,061
   Earnings per share:
      As reported ............................     .44         .34
      Proforma ...............................     .43         .33
   Weighted-average assumptions:
      Expected lives (years) .................   10.00       10.00
      Risk-free interest rate (%) ............    6.75        5.73
      Expected volatility (%) ................   48.55       50.31
      Expected dividends (annual per share) ..      --          --

   The Company did not record any compensation costs during the three months ended March 31, 1997 and 1996 relating to any of its stock option plans. In addition, no significant modifications to the plans were made during the periods. The fair values of the stock options granted which are used to determine the proforma impact of the options to compensation expense, and thus, net income and earnings per share, were based on the Black-Scholes option pricing model for each grant made during the three months ended March 31, 1997 and 1996, using the key assumptions detailed above.

   Compensation cost charged against historical net income in the above table was increased by the fair value of stock-based compensation grants. The pre-tax adjustments amounted to $46,035 and $25,091 for the three months ended March 31, 1997 and 1996, respectively. During the initial phase-in period, the effects of applying SFAS No. 123 to historical net income to provide proforma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.

   A summary of the status of the Company's three fixed stock option plans as of March 31, 1997 and 1996, respectively, and changes during the three months ended on those dates is presented below. Average prices and shares subject to options have been adjusted to reflect stock dividends.


                                                           1997                              1996
                                                 -------------------------         --------------------------
                                                          Weighted Average                   Weighted Average
                                                 Shares    Exercise Price          Shares     Exercise Price
                                                 ------   ----------------         ------    ----------------
Outstanding at beginning of year...........      539,749    $   8.99               518,112     $   7.40
Granted....................................        6,000       20.00                 1,650        16.19
Exercised..................................       (5,960)       4.46               (21,563)        5.19
Forfeited..................................         --        (2,346)                12.44
Expired....................................         --                                  --
                                               ---------                           -------
Outstanding at March 31....................      539,789        9.16               495,853         7.50
                                                 =======                           =======

Options exercisable at March 31............      486,250                           433,078
Weighted average fair value of options
   granted during the period...............     $  12.27                           $ 10.80


      The following table summarizes information about fixed stock options outstanding at March 31, 1997.


                                        Options Outstanding                          Options Exercisable
                       ---------------------------------------------------    ---------------------------------
                                      Weighted Average
  Range of               Number          Remaining        Weighted Average      Number         Weighted Average
Exercise Prices        Outstanding    Contractual Life     Exercise Price     Exercisable       Exercise Price
---------------        -----------    ----------------     --------------     -----------       --------------
                                        (years)
 $  1.32   - 1.33        121,461          4.8               $  1.32             121,461           $ 1.32
    3.38   - 3.39         39,615          5.6                  3.38              39,615             3.38
    5.17   - 5.72          6,294          1.9                  5.44               6,294             5.44
    6.00                 102,880          5.9                  6.00             102,880             6.00
   10.23   -10.95         68,365          7.2                 10.55              54,918            10.45
   11.36                  12,100          7.9                 11.36               9,407            11.36
   13.74   -13.85          8,148          7.5                 13.77               4,518            13.79
   15.68   -15.70         95,481          8.6                 15.68              77,163            15.68
   16.00   -16.37          6,395          8.6                 16.29               5,028            16.35
   17.625  -17.75         10,050          9.2                 17.70               4,633            17.72
   18.00   -18.125        60,000          9.8                 18.12              57,333            18.12
   19.00                   3,000          9.5                 19.00               1,000            19.00
   20.00                   6,000          9.8                 20.00               2,000            20.00
                        --------                                                -------
                         539,789                                                486,250
                         =======                                                =======

   There were 60 option holders at March 31, 1997. Options exercised during the three months ended March 31, 1997 had exercise prices ranging from $1.32 to $16.00. Closing price of the Company's stock at March 31, 1997 was $26.1875 per share.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

(Dollars in the tables in thousands)
________________________________________________________________________________

   This discussion and analysis includes a description of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

PROPOSED ACQUISITION OF THE COMPANY BY PROVIDENT BANKSHARES

   On March 10, 1997, the Company and Provident Bankshares Corporation ("Provident") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into Provident (the "Merger"). As a result of the Merger, each share of common stock, par value $.01 per share, of the Company outstanding on the effective date of the Merger will (subject to certain exceptions) be converted into the right to receive .73 shares of common stock, par value $1.00 per share, of Provident, together with the corresponding number of rights attached thereto. In addition, if the average closing price of Provident common stock for the ten trading days immediately preceding receipt of the last regulatory approval for the Merger (determined without regard to any related waiting periods) is below $35.625, the Company may terminate the Merger Agreement unless Provident increases the exchange ratio in the Merger such that the value of Provident common stock (based on such average closing price) to be received in the Merger is not less than $26.006 per share of Company common stock. The Merger is expected to qualify as a tax-free reorganization for Federal income tax purposes and to be accounted for as a pooling of interests. The Merger is expected to close in the third quarter of 1997, and is subject to a number of conditions, including, but not limited to the approval of the Merger by the requisite vote of the stockholders of both the Company and Provident and the receipt of all required regulatory approvals.

   Due to the 5% stock dividend declared by Provident Bankshares Corporation on April 16, 1997, each First Citizens share will be converted into .7665 shares of Provident under the Merger Agreement.

FINANCIAL CONDITION (March 31, 1997 compared to December 31, 1996)

   Total assets increased by $6.6 million, or 1.0%, at March 31, 1997 compared to December 31, 1996. Such increase was primarily due to an increase in loans by $5.9 million, net, which reflects originations net of repayments. Investment securities increased by $1.4 million.

   Nonperforming assets, net (including nonaccrual loans and real estate owned, net) amounted to $10.4 million and $10.7 million at March 31, 1997 and December 31, 1996, respectively. During the three months ended March 31, 1997, the Bank sold one real estate owned project. Total nonperforming assets, net, as a percentage of total assets were 1.5% at March 31, 1997 and 1.6% at December 31, 1996. Total loss reserves as a percentage of total nonperforming assets, gross, were 69.6% at March 31, 1997 and 67.7% at December 31, 1996. Troubled debt restructurings, net, amounted to $2.9 million and $3.9 million, at March 31, 1997 and December 31, 1996, respectively.

   The Bank regularly reviews assets in its portfolio to determine whether any require classification. On the basis of such review, the following assets, which include nonperforming assets, were classified at the dates indicated:

Classified Assets                             March 31, 1997  December 31, 1996
                                              --------------  -----------------
  Substandard ..............................     $ 13,350           $ 14,126
  Doubtful .................................          129                138
  Loss .....................................        2,399              2,412
                                                 --------           --------
                                                   15,878             16,676
  Specific loss reserves ...................       (2,399)            (2,412)
                                                 --------           --------
  Classified assets, net ...................     $ 13,479           $ 14,264
                                                 ========           ========

   The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving management's close attention as "special mention". These assets totaled $23.4 million at March 31, 1997 compared to $22.8 million at December 31, 1996.

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

   The Bank did not make any additional provisions to the allowance for loan losses for the first quarter ended March 31, 1997, and incurred $9,700 of net charge-offs during the period.

   The Bank also establishes allowances for losses on real estate owned based upon their fair values. The Bank recovered $177,000 of loss provisions on real estate owned during the first quarter ended March 31, 1997 and incurred $102,000 of charge-offs during the period. The valuations of real estate owned properties are reviewed periodically (at least quarterly) and updated as necessary based on the Bank's expectations of holding periods, leasing or sales activity, and other changes in market conditions.

   Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.

   The Bank had unrealized gains of $.4 million and unrealized losses of $1.6 million on its investment securities available-for-sale portfolio at March 31, 1997. The amortized cost of this portfolio was $84.2 million at that date. There were unrealized losses amounting to $166,000 and $411,000 in unrealized gains on the investment securities held-to-maturity portfolio at that date. The Bank's investment securities portfolio includes both agency obligations and mortgage-backed securities.

   Deposits, before interest was credited, decreased by $44,000 during the three months ended March 31, 1997. Deposits, including interest credited, increased by $5.6 million, a 1.0% increase. Also during the three months ended March 31, 1997, advances from the Federal Home Loan Bank decreased $1.4 million, or 1.9%. Federal Home Loan Bank advances had an average interest rate of 6.3% at March 31, 1997. Other borrowed money increased to $24.3 million at March 31, 1997 and had an average interest rate of 6.0% at that date.

   At March 31, 1997, stockholders' equity totaled $42.4 million, or 6.1% of total assets, and reflected $.8 million of net unrealized holding losses, net of applicable taxes, on investment securities available-for-sale. At March 31, 1997, the Bank was considered "well capitalized" under regulatory definitions. See "Liquidity and Capital Resources".


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
MARCH 31, 1996

   General. The Company recorded net income of $1.4 million, or $.44 per share, for the three months ended March 31, 1997 as compared to net income of $1.1 million, or $.34 per share, for the three months ended March 31, 1996.

   Net interest income, after provision for loan losses, increased $993,000 when compared to 1996. There was a $1.5 million, or 13.1%, increase in interest income which was partially offset by a $652,000, or 9.3%, increase in interest expense. Provision for loan losses decreased $148,000. Other income decreased by $699,000, or 51.7%. This was primarily due to the $683,000 decrease in gain on sale of loans. Operating expenses decreased by $404,000, or 10.1%, during the three months ended March 31, 1997 compared to the same period in the prior year.

   Net Interest Income. The Company's net interest income, before provision for loan losses, increased $845,000, or 19.2%, during the three months ended March 31, 1997 as compared to the same period of 1996. Interest income on loans increased by $1.1 million, or 11.3%, due to an increase in average loans outstanding during the three months ended March 31, 1997 compared to the same period in the prior year. Interest income on investment securities increased by $509,000 which was primarily due to a $19.0 million increase in average outstanding balances during the three months ended March 31, 1997 compared to the same period in the prior year.

   Interest paid on deposits increased $194,000, or 3.3%, due to a $40.4 million increase in average outstanding balances. Interest rates on deposits decreased from 4.8% to 4.7% during the three months ended March 31, 1997 compared to the same period in the prior year. Interest on borrowed funds increased $458,000 due to a $29.3 million increase in average outstanding balances. Interest rates on borrowed funds increased from 5.8% to 6.0% during the three months ended March 31, 1997 compared to the same period in the prior year.

   Provision for Loan Losses. During the first quarter of 1996, the Company provided $148,000 of additional reserves to the allowance for loan losses. Management believes that the current loss reserves appear adequate at this time to cover potential losses in the loan portfolio. Therefore, no additional loss reserves were provided during the first quarter of 1997. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

   Other Income. Total other income decreased $699,000, or 51.7%, during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Gain on sale of loans decreased $683,000 primarily due to the fact that Citizens Savings Bank recognized a gain of approximately $.6 million from the sale of $26.3 million of 30-year fixed-rate loans to improve its interest sensitivity position during the first quarter of 1996.

   Operating Expense. Operating expense decreased by $404,000, or 10.1%, during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Federal insurance premiums decreased by $186,000, or 60.8%, due to Congress recapitalizing the Savings Association Insurance Fund in 1996. Due to the Company selling one of the real estate owned projects during the first quarter of 1997, the Company recovered the $102,000 reserve for loan losses provided for this property, which accounts for most of the $113,000 gain from real estate, net.

   Income Taxes. For the quarter ended March 31, 1997, the Company's effective tax rate was substantially equal to the statutory tax rate. For the quarter ended March 31, 1996, the Company's effective tax rate was less than the statutory tax rate due to the tax effects of the exercise of non-incentive stock options granted to directors and employees.


LIQUIDITY AND CAPITAL RESOURCES

   Under current regulations, a savings association, such as the Bank, generally is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. The Bank is in compliance with this requirement. At March 31, 1997, the Bank had outstanding loan commitments totaling $14.5 million.

   SAIF-insured institutions, such as the Bank, are required to maintain minimum levels of capital. At March 31, 1997, the Bank continued to exceed all currently applicable core, tangible and risk-based capital requirements.

   At March 31, 1997, the Bank had the following amounts of capital:


                   Actual    % of      Required    % of     Excess     % of
                   Amount   Assets*     Amount    Assets*   Amount    Assets*
                   ------   -------     ------    -------   ------    -------
Core ** .......   $42,036     6.1%    $27,724       4.0%   $14,312     2.1%
Tangible ......    42,036     6.1      10,396       1.5     31,640      4.6
Risk-weighted**    47,238    10.6      35,675       8.0     11,563      2.6
------------
*    Based  upon  adjusted  total  assets  for the  core  and  tangible  capital
     requirements,   and  risk-weighted   assets  for  the  risk-based   capital
     requirement.

** 5.0% core and 10.0% risk-based capital required to be considered "well capitalized" and 4.0% core and 8.0% risk-based capital required to be considered "adequately capitalized" under the OTS "Prompt Corrective Action" regulations. Under current OTS capital regulations, the minimum core capital requirement is 3.0% and the minimum risk-based capital requirement is 8.0%.

   In August 1993, the OTS issued a final rule which adds an interest-rate-risk ("IRR") component to its risk-based capital rule. Under the rule, savings institutions with greater than normal interest rate exposure would be required to deduct from risk-based capital one-half of the difference between the institution's actual measured exposure and the normal level of exposure. The amount to be deducted would be provided by OTS. The OTS has indefinitely delayed implementation of the final rule. Based on financial data as of March 31, 1997, management believes that compliance with the new IRR would not have had a material impact on the Bank's risk-based capital position at that date.

   Legislation enacted in 1996 contemplates the merger of the SAIF with the Bank Insurance Fund, which generally insures deposits in national and state chartered banks. The combined deposit insurance fund, which will be formed no earlier than January 1, 1999, will insure deposits at all FDIC-insured depository institutions. As a condition to the combined insurance fund, however, no insured depository institution can be chartered as a savings association. The Secretary of the Treasury is required to report to the Congress no later than March 31, 1997 with respect to the development of a common charter for all insured depository institutions but has not yet done so. If legislation with respect to the development of a common charter is enacted, the Bank may be required to convert its Federal charter to either a new Federal type of bank charter or state depository institution charter. Future legislation also may result in the Company becoming regulated as a bank holding company by the Federal Reserve Board rather than a savings and loan holding company regulated by the OTS. Regulation by the Federal Reserve Board could subject the Company to capital requirements that are not currently applicable to the Company as a holding company under OTS regulation and may result in statutory limitations on the type of business activities in which the Company may engage at the holding company level, which business activities currently are not restricted. The Company and the Bank are unable to predict whether such legislation will be enacted.

   At March 31, 1997, First Citizens Financial Corporation, on an unconsolidated basis, had a $1.3 million of cash. First Citizens Financial Corporation's expenses primarily consist of certain shareholder-related activities. First
Citizens Financial Corporation believes it can fund its working capital needs from its own cash account, throughout the next year, without payment of dividends from the Bank.

IMPACT OF ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for the first quarter ended March 31, 1997 is not expected to be material.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------



     (a)  Exhibits

          11.  Computation of Primary and Fully Diluted  Earnings Per Share.

          27.  Financial Data Schedule.


     (b)  Reports on Form 8-K.

          A Form 8-K was filed on March 4, 1997 to announce the date for the 1997 Annual Meeting of Stockholders.

          A Form 8-K was filed on March 14, 1997 to announce the proposed merger with Provident Bankshares Corporation.

          A Form 8-K was filed on March 25, 1997 to announce that the 1997 Annual Meeting will be delayed due to the proposed merger with Provident Bankshares Corporation.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            FIRST CITIZENS FINANCIAL CORPORATION
                                            ------------------------------------
                                            (Registrant)






Date: May 14, 1997                          By: /s/ Enos K. Fry
      -------------------                       --------------------------------
                                                Enos K. Fry
                                                Vice Chairman and
                                                  President



Date: May 14, 1997                          By: /s/ William C. Scott
      -------------------                       --------------------------------
                                                William C. Scott
                                                Senior Vice President and
                                                  Chief Financial Officer

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY


                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.   EXHIBIT DESCRIPTION                                           PAGE
-----------   -------------------                                           ----

  11          Computation of Primary and Fully Diluted
              Earnings Per Share......................................        15


  27          Financial Data Schedule.................................        16