Form 10-Q
period 1997-06-30
FIRST CITIZENS FINANCIAL CORP
filed 1997-08-12
CIK 846869

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one):       |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended June 30, 1997

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

                                    Yes X    No
                                       ---     ---

        Indicate the number of shares outstanding for the issuer's classes of common stock, as of August 4, 1997.

        $.01 par value of common stock                2,950,908
        ------------------------------              -------------
                 (class)                            (outstanding)

================================================================================

                      FIRST CITIZENS FINANCIAL CORPORATION
                                 AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX


Part I      Financial Information                                           Page
------      ---------------------                                           ----

Item 1 Financial Statements of First Citizens Financial Corporation and Subsidiary:

             Unaudited Consolidated Statements of Financial Condition
               as of June 30, 1997 and December 31, 1996....................  3

             Unaudited Consolidated Statements of Income for the three
               and six months ended June 30, 1997 and 1996..................  4

             Unaudited Consolidated Statements of Stockholders' Equity for
               the six months ended June 30, 1997 and 1996..................  5

             Unaudited Consolidated Statements of Cash Flows for the six
               months ended June 30, 1997 and 1996..........................  6

             Notes to Unaudited Consolidated Financial Statements as
               of and for the three months ended June 30, 1997 and 1996.....  7

Item 2      Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  9

Part II     Other Information
-------     -----------------

Item 6      Exhibits and Reports on Form 8-K................................ 14

            Signature Page.................................................. 15

            Exhibit Index................................................... 16

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
            Unaudited Consolidated Statements of Financial Condition
                  (Dollars in thousands, except per share data)

                                                                                              June 30,     December 31,
                                                                                                1997           1996
                                                                                              --------     ------------
Assets
Cash and cash equivalents ..............................................................     $  17,305      $  16,342
Investment securities available-for-sale, at estimated fair value ......................        74,060         81,387
Investment securities held-to-maturity, net (estimated fair value of $63,584 and $56,788
  at June 30, 1997 and December 31, 1996, respectively) ................................        62,762         56,035
Loans receivable, net of allowance for losses of $6,234 and $6,931 at June 30, 1997
  and December 31, 1996, respectively ..................................................       508,782        497,291
Loans held for sale, net, at lower of cost or market ...................................         6,084          8,801
Stock in the Federal Home Loan Bank of Atlanta, at cost ................................         3,935          3,862
Real estate owned, net of allowance for losses of $1,022 and $1,049 at June 30, 1997
  and December 31, 1996, respectively ..................................................         5,079          9,772
Accrued interest receivable ............................................................         3,911          3,848
Premises and equipment, net ............................................................         3,446          3,450
Deferred income taxes, net .............................................................         1,049          1,392
Prepaid expenses and other assets ......................................................         5,341          5,016
                                                                                             ---------      ---------
     Total Assets ......................................................................     $ 691,754      $ 687,196
                                                                                             =========      =========
Liabilities
Deposit accounts .......................................................................     $ 543,856      $ 538,897
Advances from the Federal Home Loan Bank of Atlanta ....................................        62,300         74,800
Other borrowed money ...................................................................        29,305         24,238
Accounts payable and accrued expenses ..................................................        12,167          7,644
                                                                                             ---------      ---------
     Total Liabilities .................................................................       647,628        645,579
                                                                                             ---------      ---------
Stockholders' Equity
Preferred stock, $.01 per share par value, 2,000,000 shares authorized, none issued and
   outstanding .........................................................................            --             --
Common stock, $.01 per share par value, 8,000,000 shares authorized, 2,950,561 and
   2,937,860 shares issued and outstanding at June 30, 1997 and December 31, 1996,
      respectively .....................................................................            29             29
Additional paid-in capital .............................................................        27,371         27,307
Retained earnings ......................................................................        16,974         14,367
Unrealized net holding losses on investment securities available-for-sale, net of
   taxes ...............................................................................          (248)           (86)
                                                                                             ---------      ---------
     Total Stockholders' Equity ........................................................        44,126         41,617
                                                                                             ---------      ---------
     Total Liabilities and Stockholders' Equity ........................................     $ 691,754      $ 687,196
                                                                                             =========      =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                   Unaudited Consolidated Statements of Income
                  (Dollars in thousands except per share data)

                                                          Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
                                                          ------------------    -----------------
                                                            1997       1996       1997      1996
                                                            ----       ----       ----      ----
Interest income
    Loans receivable ..................................   $10,630    $ 9,017    $21,010   $18,345
    Investment securities .............................     2,537      2,568      5,058     4,580
    Other interest ....................................         9         51         12       118
                                                          -------    -------    -------   -------
        Total interest income .........................    13,176     11,636     26,080    23,043
                                                          -------    -------    -------   -------
Interest expense
    Deposit accounts ..................................     6,265      5,856     12,370    11,767
    Advances from the Federal Home Loan Bank of Atlanta     1,094      1,190      2,277     2,276
    Other borrowed money ..............................       427         17        788        17
                                                          -------    -------    -------   -------
        Total interest expense ........................     7,786      7,063     15,435    14,060
                                                          -------    -------    -------   -------

    Net interest income ...............................     5,390      4,573     10,645     8,983
Provision for loan losses .............................        --         --         --       148
                                                          -------    -------    -------   -------
Net interest income after provision for loan losses ...     5,390      4,573     10,645     8,835
                                                          -------    -------    -------   -------
Other income
    Deposit service charges ...........................       359        375        713       664
    Gain on sale of loans .............................        53        100        146       876
    Loan fees and service charges .....................       117        217        214       366
    Servicing fee income, net .........................        54         81        106       165
    Gains on sale of investment securities ............       160         27        160        31
    Other .............................................        54         60        110       109
                                                          -------    -------    -------   -------
        Total other income ............................       797        860      1,449     2,211
                                                          -------    -------    -------   -------
Operating expense
    Compensation and employee benefits ................     2,203      1,929      4,305     3,962
    Equipment, maintenance and data processing ........       333        319        713       679
    Federal insurance premiums ........................       128        317        248       623
    Occupancy .........................................       331        316        633       640
    Professional services .............................       119        247        309       417
    Advertising and promotion .........................       113        118        304       300
    (Gain) loss from real estate, net .................       495       (129)       382        75
    Other .............................................       429        456        837       861
                                                          -------    -------    -------   -------
        Total operating expense .......................     4,151      3,573      7,731     7,557
                                                          -------    -------    -------   -------

Income before income taxes ............................     2,036      1,860      4,363     3,489
    Provision for income taxes ........................       844        711      1,756     1,262
                                                          -------    -------    -------   -------
Net income ............................................   $ 1,192    $ 1,149    $ 2,607   $ 2,227
                                                          =======    =======    =======   =======
Earnings per common and common equivalent
  share (note 2) ......................................   $   .36    $   .36    $   .80   $   .70
                                                          =======    =======    =======   ==-====

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
            Unaudited Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           --------------------
                                                                             1997        1996
                                                                             ----        ----
Preferred stock (none issued or outstanding)

Common stock
Balance at beginning of year ...........................................   $     29    $     26
10% stock dividend declared April 19, 1996, distributed June 3, 1996 ...         --           3
                                                                           --------    --------
Balance at June 30 .....................................................   $     29    $     29
                                                                           ========    ========
Additional paid-in capital
Balance at beginning of year ...........................................   $ 27,307    $ 22,297
10% stock dividend declared April 19, 1996, distributed June 3, 1996 ...         --       4,762
Exercise of stock options ..............................................         64         130
                                                                           --------    --------
Balance at June 30 .....................................................   $ 27,371    $ 27,189
                                                                           ========    ========
Retained earnings
Balance at beginning of year ...........................................   $ 14,367    $ 15,970
10% stock dividend declared April 19, 1996, distributed June 3, 1996 ...         --      (4,772)
Net income for the year ................................................      2,607       2,227
                                                                           --------    --------
Balance at June 30 .....................................................   $ 16,974    $ 13,425
                                                                           ========    ========
Unrealized net holding gains on investment securities available-for-sale
Balance at beginning of year ...........................................   $    (86)   $    348
Adjustment to unrealized net holding gains .............................       (162)     (1,263)
                                                                           --------    --------
Balance at June 30 .....................................................   $   (248)   $   (915)
                                                                           ========    ========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                            --------------------
                                                                                              1997        1996
                                                                                              ----        ----
Operating activities
Net income .............................................................................    $  2,607    $  2,227
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for losses on assets .......................................................         125         396
  Amortization of loan fees, premiums, discounts and deferred interest .................        (356)       (444)
  Loans originated for sale, net of repayments .........................................      (6,999)    (18,846)
  Sale of loans held for sale ..........................................................       9,717      43,910
  Increase in accrued interest receivable, prepaid expenses and other assets ...........      (1,012)     (3,545)
  Depreciation and amortization of premises and equipment ..............................         254         213
  Increase in accounts payable and accrued expenses ....................................       5,613       4,243
  Deferred income tax (benefit) provision ..............................................         (21)      1,686
  Other ................................................................................           4          19
                                                                                            --------    --------
     Net cash provided by operating activities .........................................       9,932      29,859
                                                                                            --------    --------
Investing activities
  Loans originated, net of repayments and sales ........................................     (13,141)    (29,039)
  Loans purchased ......................................................................          --        (181)
  Investment securities available-for-sale purchased ...................................     (16,648)    (59,482)
  Investment securities available-for-sale sold ........................................      12,609       7,591
  Principal repayments, maturities and calls of investment securities available-for-sale      11,012      29,281
  Investment securities held-to-maturity purchased .....................................     (12,593)    (18,102)
  Principal repayments and maturities of investment securities held-to-maturity ........       5,871       2,405
   Purchases of Federal Home Loan Bank of Atlanta stock ................................        (780)     (1,201)
  Sales of Federal Home Loan Bank of Atlanta stock .....................................         707         632
  Capitalized additions to real estate owned ...........................................         (20)     (1,956)
  Proceeds from sale of real estate owned ..............................................       6,674       2,924
  Net additions to premises and equipment ..............................................        (250)       (176)
                                                                                            --------    --------
      Net cash used in investing activities ............................................      (6,559)    (67,304)
                                                                                            --------    --------
Financing activities
  Net increase in deposits .............................................................       4,959      18,325
  Proceeds from Federal Home Loan Bank of Atlanta advances .............................     141,483      86,975
  Repayments of Federal Home Loan Bank of Atlanta advances .............................    (153,983)    (76,915)
  Proceeds from other borrowings .......................................................       5,067       4,680
  Net proceeds from exercise of stock options ..........................................          64         130
                                                                                            --------    --------
    Net cash (used in) provided by financing activities ................................      (2,410)     33,195
                                                                                            --------    --------
    Increase (decrease) in cash and cash equivalents ...................................         963      (4,250)
    Cash and cash equivalents at beginning of period ...................................      16,342      15,711
                                                                                            --------    --------
    Cash and cash equivalents at end of period .........................................    $ 17,305    $ 11,461
                                                                                            ========    ========
Supplemental information
  Interest paid on deposits and borrowed funds .........................................    $  4,228    $  3,182
  Loans transferred to real estate owned at fair value .................................       2,086       2,666
  Loans to facilitate the sale of real estate owned ....................................         605       1,576
  Income tax payment ...................................................................         665       1,350
  Loans transferred to held for sale, net ..............................................          --       1,254

          The accompanying notes to consolidated financial statements are an integral part of these statements.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
              Notes to Unaudited Consolidated Financial Statements
            As of and for the Six Months Ended June 30, 1997 and 1996

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

     The financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting solely of normal recurring entries, necessary to present fairly the consolidated financial condition as of June 30, 1997 and the results of consolidated operations for the six months ended June 30, 1997 and 1996 and consolidated cash flows for the six months ended June 30, 1997 and 1996. The consolidated statement of financial condition as of December 31, 1996 is derived from audited financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in First Citizens Financial's latest report on Form 10-K.

     The results of consolidated operations for the six months ended June 30, 1997 are not necessarily indicative of results that may be expected for the entire year ending December 31, 1997. The proposed acquisition of the Company by Provident Bankshares Corporation is discussed in Management's Discussion and Analysis of Financial Condition.

2)   Earnings Per Share

     Earnings per share for the three and six months ended June 30, 1997 were determined by dividing net income by 3,288,788 and 3,267,520, the weighted average number of shares outstanding during these periods, respectively. Earnings per share for the three and six months ended June 30, 1996 were determined by dividing net income by 3,200,989 and 3,183,165, the weighted average number of shares outstanding during these periods, respectively. Outstanding shares also include common stock equivalents which consist of outstanding stock options, if such options are dilutive. The Company has not separately reported fully diluted earnings per share as it is not materially different from earnings per share.

3)   Stock Option Plans

     At June 30, 1997, the Company had three stock-based compensation plans that provide for the grant of stock options to directors and/or officers and key employees of the Company and its subsidiary at prices at least equal to the market value at the date of grant. The maximum term of all options granted under the plans is ten years and vesting occurs either immediately or over a period of up to five years. A total of 631,885 shares of Company common stock were reserved for issuance at June 30, 1997.

     The Company calculates the fair value of its stock options granted after December 31, 1994 in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the stated net income and earnings per share in the Consolidated Statements of Income, in addition to the proforma net income and earnings per share reflecting the compensation costs for stock options granted during the three and six months ended June 30, 1997 and 1996, are disclosed in the table below:

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                   ------------------      ------------------
                                    1997        1996        1997        1996
                                    ----        ----        ----        ----
Net income:
  As reported                      $1,192      $1,149      $2,607      $2,227
  Proforma                          1,180       1,109       2,568       2,162
Earnings per share:
  As reported                         .36         .36         .80         .70
  Proforma                            .36         .35         .79         .69
Weighted-average assumptions:
  Expected lives (years)            10.00       10.00       10.00       10.00
  Risk-free interest rate (%)        6.75        6.95        6.75        6.79
  Expected volatility (%)           48.21       49.97       48.38       50.01

     The Company did not record any compensation costs during the six months ended June 30, 1997 and 1996 relating to any of its stock option plans. In addition, no significant modifications to the plans were made during the periods. The fair values of the stock options granted which are used to determine the proforma impact of the options to compensation expense, and thus, net income and earnings per share, were based on the Black-Scholes option pricing model for each grant made during the three and six months ended June 30, 1997 and 1996, using the key assumptions detailed above.

     Compensation cost charged against historical net income in the above table was increased by the fair value of stock-based compensation grants. The pre-tax adjustments amounted to $20,000 and $48,000 for the three months ended June 30, 1997 and 1996, and $66,000 and $73,000 for the six months ended June 30, 1997 and 1996, respectively. During the initial phase-in period, the effects of applying SFAS No. 123 to historical net income to provide proforma disclosures are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.

     A summary of the status of the Company's three fixed stock option plans as of June 30, 1997 and 1996, respectively, and changes during the six months ended on those dates is presented below. Average prices and shares subject to options have been adjusted to reflect stock dividends.

                                                     1997                       1996
                                           -------------------------  -------------------------
                                                    Weighted Average           Weighted Average
                                            Shares   Exercise Price    Shares   Exercise Price
                                            ------  ----------------   ------  ----------------
Outstanding at beginning of year .......   539,749       $ 8.99       518,112       $ 7.40
Granted.................................     6,000        20.00        11,700        17.49
Exercised...............................   (12,701)        6.05       (23,068)        5.62
Forfeited...............................      (943)       15.68        (3,669)       13.69
Expired.................................        --                       (366)       15.69
                                           -------                    -------
Outstanding at June 30..................   532,105         9.20       502,709         7.66
                                           =======                    =======

Options exercisable at June 30 .........   481,312                    438,526
Weighted average fair value of options
   granted during the period............   $ 12.27                    $ 10.80

     The following table summarizes information about fixed stock options outstanding at June 30, 1997.

                               Options Outstanding                     Options Exercisable
                 -----------------------------------------------  -----------------------------
  Range of          Number        Remaining     Weighted Average     Number    Weighted Average
Exercise Prices  Outstanding  Contractual Life   Exercise Price   Exercisable   Exercise Price
---------------  -----------  ----------------   --------------   -----------   --------------
                                   (years)
 $ 1.32 - 1.33     117,469           4.6             $ 1.32         117,469         $ 1.32
   3.38 - 3.39      39,615           5.4               3.38          39,615           3.38
   5.17 - 5.72       6,294           1.7               5.44           6,294           5.44
   6.00            102,880           5.6               6.00         102,880           6.00
  10.23 -10.95      68,365           6.9              10.55          54,918          10.45
  11.36             12,100           7.6              11.36           9,407          11.36
  13.74 -13.85       8,148           7.3              13.77           4,518          13.79
  15.68 -15.70      92,539           8.4              15.68          75,164          15.68
  16.00 -16.37       6,395           8.4              16.29           5,028          16.35
  17.625-17.75      10,050           8.9              17.70           6,436          17.71
  18.00 -18.125     59,250           9.5              18.12          56,583          18.12
  19.00              3,000           9.3              19.00           1,000          19.00
  20.00              6,000           9.6              20.00           2,000          20.00
                   -------                                          -------
                   532,105                                          481,312
                   =======                                          =======

     There were 57 option holders at June 30, 1997. Options exercised during the three months ended June 30, 1997 had exercise prices ranging from $1.32 to $18.125. Closing price of the Company's stock at June 30, 1997 was $31.00 per share.

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

(Dollars in the tables in thousands)
--------------------------------------------------------------------------------

     This discussion and analysis includes a description of material changes which have affected the Company's consolidated financial condition and consolidated results of operations during the periods included in the Company's financial statements.

PROPOSED ACQUISITION OF THE COMPANY BY PROVIDENT BANKSHARES

     On March 10, 1997, the Company and Provident Bankshares Corporation ("Provident") entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company will merge with and into Provident (the "Merger"). As a result of the Merger, each share of common stock, par value $.01 per share, of the Company outstanding on the effective date of the Merger will (subject to certain exceptions) be converted into the right to receive .73 shares of common stock, par value $1.00 per share, of Provident, together with the corresponding number of rights attached thereto. In addition, if the average closing price of Provident common stock for the ten trading days immediately preceding receipt of the last regulatory approval for the Merger (determined without regard to any related waiting periods) is below $35.625, the Company may terminate the Merger Agreement unless Provident increases the exchange ratio in the Merger such that the value of Provident common stock (based on such average closing price) to be received in the Merger is not less than $26.006 per share of Company common stock. The Merger is expected to qualify as a tax-free reorganization for Federal income tax purposes and to be accounted for as a pooling of interests. The Merger is expected to close in the third quarter of 1997, and is subject to a number of conditions, including, but not limited to the approval of the Merger by the requisite vote of the stockholders of both the Company and Provident and the receipt of all required regulatory approvals. The Company has received all necessary regulatory approvals for the proposed acquisition. Stockholders of both the Company and Provident will vote on the proposed merger at separate stockholder meetings scheduled for August 20, 1997.

     Due to the 5% stock dividend declared by Provident Bankshares Corporation on April 16, 1997, each First Citizens share will be converted into .7665 shares of Provident under the Merger Agreement.

FINANCIAL CONDITION (June 30, 1997 compared to December 31, 1996)

     Total assets increased by $4.6 million, or .66%, at June 30, 1997 compared to December 31, 1996. Such increase was primarily due to an increase in loans by $8.8 million, net, which reflects originations net of repayments.

     Nonperforming assets, net (including nonaccrual loans and real estate owned, net) amounted to $6.4 million and $10.7 million at June 30, 1997 and December 31, 1996, respectively. During the six months ended June 30, 1997, the Bank sold one real estate owned project with a carrying value of $6.0 million and acquired title to a $2.1 million joint venture project. Total nonperforming assets, net, as a percentage of total assets were .9% at June 30, 1997 and 1.6% at December 31, 1996. Total loss reserves as a percentage of total nonperforming assets, gross, were 98.0% at June 30, 1997 and 67.7% at December 31, 1996. Troubled debt restructurings, net, amounted to $3.9 million at December 31, 1996; there were no troubled debt restructurings outstanding at June 30, 1997.

     The Bank regularly reviews assets in its portfolio to determine whether any require classification. On the basis of such review, the following assets, which include nonperforming assets, were classified at the dates indicated:


                                            June 30, 1997      December 31, 1996
                                            -------------      -----------------
Classified Assets
  Substandard.........................         $ 8,561              $14,126
  Doubtful............................             113                  138
  Loss................................           1,595                2,412
                                               -------              -------
                                                10,269               16,676
  Specific loss reserves..............          (1,595)              (2,412)
                                               -------              -------
  Classified assets, net..............         $ 8,674              $14,264
                                               =======              =======

     The Bank also identifies assets which possess credit deficiencies or potential weaknesses deserving management's close attention as "special mention". These assets totaled $23.2 million at June 30, 1997 compared to $22.8 million at December 31, 1996.

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

     The Bank did not make any additional provisions to the allowance for loan losses for the six months ended June 30, 1997, and incurred $697,000 of net charge-offs during the period, which represents amounts realized on a loan transferred to real estate owned and a settlement on a contruction loan.

     The Bank also establishes allowances for losses on real estate owned based upon their fair values. The Bank recovered $177,000 of loss provisions on real estate owned during the six months ended June 30, 1997 and incurred $102,000 of charge-offs during the period. The valuations of real estate owned properties are reviewed periodically (at least quarterly) and updated as necessary based on the Bank's expectations of holding periods, leasing or sales activity, and other changes in market conditions.

     Based on available information, management believes that current loss reserves are adequate at this time to cover potential losses in the portfolio. There can be no assurance, however, that additional loss provisions will not be necessary in the future if market conditions deteriorate.

     The Bank had unrealized gains of $160,000 and unrealized losses of $540,000 on its investment securities available-for-sale portfolio at June 30, 1997. The amortized cost of this portfolio was $74.4 million at that date. There were unrealized losses amounting to $44,000 and $866,000 in unrealized gains on the investment securities held-to-maturity portfolio at that date. The Bank's investment securities portfolio includes both agency obligations and mortgage-backed securities.

     Deposits, before interest was credited, decreased by $6.4 million during the six months ended June 30, 1997. Deposits, including interest credited, increased by $5.0 million, a .9% increase. Also during the six months ended June 30, 1997, advances from the Federal Home Loan Bank decreased $12.5 million, or 16.7%. Federal Home Loan Bank advances had an average interest rate of 6.3% at June 30, 1997. Other borrowed money increased to $29.3 million at June 30, 1997 and had an average interest rate of 6.0% at that date.

     At June 30, 1997, stockholders' equity totaled $44.1 million, or 6.4% of total assets, and reflected $248,000 of net unrealized holding losses, net of applicable taxes, on investment securities available-for-sale. At June 30, 1997, the Bank was considered "well capitalized" under regulatory definitions. See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     General. The Company recorded net income of $1.2 million, or $.36 per share, for the three months ended June 30, 1997 as compared to net income of $1.1 million, or $.36 per share, for the three months ended June 30, 1996.

     Net interest income, after provision for loan losses, increased $817,000 when compared to 1996. There was a $1.5 million, or 13.2%, increase in interest income which was partially offset by a $723,000, or 10.2%, increase in interest expense. Other income decreased by $63,000, or 7.3%. Operating expenses increased $578,000, or 16.2%, during the three months ended June 30, 1997 compared to the same period in 1996. This increase was primarily due to the $624,000 increase in loss from real estate.

     Net Interest Income. The Company's net interest income increased $817,000, or 17.9%, during the three months ended June 30, 1997 as compared to the same period of 1996. Interest income on loans increased by $1.6 million, or 17.9%, due to an increase in average loans outstanding during the three months ended June 30, 1997 compared to the same period in the prior year.

     Interest paid on deposits increased $409,000, or 7.0%, due to a $41.1 million increase in average outstanding balances. Interest rates on deposits decreased negligibly during the three months ended June 30, 1997 compared to the same period in the prior year. Interest on borrowed funds increased $314,000, or 26.0%, due to a $14.5 million increase in average outstanding balances. Interest rates on borrowed funds increased from 5.9% to 6.3% during the three months ended June 30, 1997 compared to the same period in the prior year.

     Provision for Loan Losses. Management believes that current loss reserves are adequate to cover potential losses in the loan portfolio at this time. Therefore, no additional loss reserves were provided during the second quarter of 1997. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

     Other Income. Total other income decreased $63,000, or 7.3%, during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Sales of $12.6 million of investment securities which resulted in a net gain of $160,000 during the second quarter of 1997 were offset by decreases in loan fees and service charges and gain on sale of loans. Loan fees and service charges decreased $100,000 due to the recognition of $125,000 of deferred extension fees in the second quarter of 1996.

     Operating Expense. Operating expense increased $578,000, or 16.2%, during the three months ended June 30, 1997 compared to the same period in 1996. This increase is primarily due to a loss of $433,000 resulting from the sale of $6.0 million of real estate owned, sold in order for the Company, due to the upcoming merger with Provident Bankshares, to concentrate on enhancing the combined franchise value rather than managing troubled assets.

     Income Taxes. For the quarter ended June 30, 1997, the Company's effective tax rate was slightly above the statutory tax rate due to a $76,000 tax payment made for a prior year adjustment. For the quarter ended June 30, 1996, the Company's effective tax rate was substantially equal to the statutory tax rate.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     General. The Company recorded net income of $2.6 million, or $.80 per share for the six months ended June 30, 1997 as compared to net income of $2.2 million or $.70 per share for the six months ended June 30, 1996.

     Net interest income, after provision for loan losses, increased $1.8 million, or 20.5%, when compared to 1996. There was a $3.0 million, or 13.2%, increase in interest income which was offset by a $1.4 million, or 9.8% increase in interest expense. Provision for loan losses decreased $148,000. Other income decreased $762,000, or 34.5%, and operating expenses increased by $174,000, or 2.3%, during the six months ended June 30, 1997 compared to the same period in 1996.

     Net Interest Income. The Company's net interest income, before provision for loan losses, increased $1.7 million, or 18.5%, during the six months ended June 30, 1997 as compared to the same period of 1996. Interest income on loans increased $2.7 million, or 14.5%, due to an increase in average outstanding balances of $64.4 million. Interest income on investment securities increased $478,000, or 10.4%, due to both an increase in the average outstanding balance of $7.5 million and an increase in the average interest rate from 6.6% to 7.0% during the six months ended June 30, 1997 compared to the same period in 1996.

     Interest paid on deposits increased $603,000, or 5.1%, due to an increase in average outstanding balances of $40.8 million which was partially offset by a decline in average rates paid on deposits from 4.8% to 4.7%. Interest on borrowed funds increased $772,000, or 33.7% due to an increase in average outstanding balances of $21.9 million and an increase in average rates paid on borrowings from 5.8% to 6.1%.

     Provision for Loan Losses. During the six months ended June 30,1996, the Company provided $148,000 of additional reserves to the allowance for loan losses. Management believes that the current loss reserves are adequate at this time to cover potential losses in the loan portfolio. Therefore, no additional loss reserves were provided during the six months ended June 30, 1997. There can be no assurance, however, that additional reserves will not be necessary if market conditions change.

     Other Income. Total other income decreased $762,000, or 34.5%, during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Gain on sale of loans decreased $730,000 primarily due to the fact that in 1996 Citizens recognized a gain of approximately $574,000 from the sale of $26.3 million of 30-year fixed-rate loans.

     Operating expense. Total operating expense increased $174,000, or 2.3%, during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Loss from real estate increased $307,000 primarily due to the recognition of a $433,000 loss from the sale of $6.0 million of real estate owned, sold in order for the Company, due to the upcoming merger with Provident Bankshares, to concentrate on enhancing the combined franchise value rather than managing troubled assets. Compensation and employee benefits increased $343,000 during the six months ended June 30, 1997 compared to the same period in 1996. Federal insurance premiums decreased by $375,000 due to the recapitalization of the Savings Association Insurance Fund by Congress in 1996.

     Income Taxes. For the six months ended June 30, 1997, the Company's effective tax rate was substantially equal to the statutory tax rate. For the six months ended June 30, 1996, the Company's effective tax rate was less than the statutory tax rate primarily due to the effects of exercises of non-incentive stock options granted to directors and employees.

LIQUIDITY AND CAPITAL RESOURCES

     Under current regulations, a savings association, such as the Bank, generally is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. The Bank is in compliance with this requirement. At June 30, 1997, the Bank had outstanding loan commitments totaling $7.8 million.

     SAIF-insured institutions, such as the Bank, are required to maintain minimum levels of capital. At June 30, 1997, the Bank continued to exceed all currently applicable core, tangible and risk-based capital requirements.

     At June 30, 1997, the Bank had the following amounts of capital:

                    Actual     % of      Required     % of      Excess    % of
                    Amount    Assets*     Amount     Assets*    Amount   Assets*
                    ------    -------     ------     -------    ------   -------
Core **            $43,241      6.3%      $27,668      4.0%    $15,573     2.3%
Tangible            43,241      6.3        10,375      1.5      32,866     4.8
Risk-weighted**     48,444     10.9        35,700      8.0      12,744     2.9

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

     In August 1993, the OTS issued a final rule which adds an interest-rate-risk ("IRR") component to its risk-based capital rule. Under the rule, savings institutions with greater than normal interest rate exposure would be required to deduct from risk-based capital one-half of the difference between the institution's actual measured exposure and the normal level of exposure. The amount to be deducted would be provided by OTS. The OTS has indefinitely delayed implementation of the final rule. Based on financial data as of June 30, 1997, management believes that compliance with the new IRR would not have had a material impact on the Bank's risk-based capital position at that date.

     At June 30, 1997, First Citizens Financial Corporation, on an unconsolidated basis, had a $1.3 million of cash. First Citizens Financial
Corporation's expenses primarily consist of certain shareholder-related activities. First Citizens Financial Corporation believes it can fund its working capital needs from its own cash account, throughout the next year, without payment of dividends from the Bank.

IMPACT OF ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of outstanding stock options will be excluded. The impact of SFAS No. 128 on the calculation of primary earnings per share and fully diluted earnings per share for the three and six months ended June 30, 1997 is not expected to be material.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Exhibits

       11.  Computation of Primary and Fully Diluted Earnings Per Share.
       27.  Financial Data Schedule.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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






Date: August 11, 1997                       By: /s/ Enos K. Fry
      -------------------                       --------------------------------
                                                Enos K. Fry
                                                Vice Chairman and
                                                  President



Date: August 11, 1997                       By: /s/ William C. Scott
      -------------------                       --------------------------------
                                                William C. Scott
                                                Senior Vice President and
                                                  Chief Financial Officer

               FIRST CITIZENS FINANCIAL CORPORATION AND SUBSIDIARY


                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.   EXHIBIT DESCRIPTION                                           PAGE
-----------   -------------------                                           ----

  11          Computation of Primary and Fully Diluted
              Earnings Per Share......................................       17


  27          Financial Data Schedule.................................       18